Form 10-Q
period 1996-03-31
PURE SOFTWARE INC
filed 1996-05-10
CIK 946487

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                         Commission File Number 0-26212

                         ------------------------------

                               PURE SOFTWARE INC.
               (Exact name of registrant specified in its charter)

             DELAWARE                               94-3141575
- - --------------------------------------  ----------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification
  incorporation or organization)                    Number)


                             1309 South Mary Avenue
                           Sunnyvale, California 94087
                    (Address of principal executive offices)
                            Telephone: (408) 720-1600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X     No
                               --------    --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     17,610,240 shares of Common Stock, $.0001 par value, as of May 2, 1996

This report on Form 10-Q, including all exhibits, contains 14 pages. The exhibit index is located on page 13 of this report.

================================================================================

                               PURE SOFTWARE INC.

                                    FORM 10-Q

                                      INDEX


PART I.      FINANCIAL INFORMATION                                      PAGE NO.

Item 1.      Financial Statements.

             Condensed Consolidated Balance Sheets
               March 31, 1996 and December 31, 1995........................... 2

             Condensed Consolidated Statements of Operations
               For the three months ended
               March 31, 1996 and 1995........................................ 3

             Condensed Consolidated Statements of Cash Flows
               For the three months ended March 31, 1996 and 1995............. 4

             Notes to Condensed Consolidated Financial Statements............. 5

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................ 7


PART II.     OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K................................ 11

SIGNATURES................................................................... 12

INDEX TO EXHIBITS............................................................ 13



PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements


                                         PURE SOFTWARE INC. AND SUBSIDIARIES

                                   UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (in thousands)

                                                                             March 31,         December 31,
                                                                                1996               1995
                                                                                ----               ----


                                                       ASSETS
Current assets:
 Cash and cash equivalents .........................................            $8,229              $5,835
 Short term investments ............................................            31,775              31,600
 Accounts receivable, net ..........................................            14,532              11,913
 Prepaid expenses and other assets .................................             1,133               1,030
 Deferred tax assets ...............................................               705                 705
                                                                          ----------------     ----------------
    Total current assets ...........................................            56,374              51,083
Property and equipment, net ........................................             6,503               5,288
Other assets, net ..................................................             1,635               1,731
                                                                          ----------------     ----------------
    Total assets ...................................................           $64,512             $58,102
                                                                          ================     ================

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of bank borrowings and capital lease obligations ..              $257                $321
 Accounts payable ..................................................             2,706                 996
 Accrued payroll and related expenses ..............................             2,365               3,075
 Accrued merger and integration expenses............................               426               1,887
 Other accrued expenses ............................................             1,663               1,264
 Deferred revenue ..................................................            11,286               8,591
 Income taxes ......................................................             3,011               2,134
                                                                          ----------------     ----------------
    Total current liabilities ......................................            21,714              18,268

Stockholders' equity:
    Common stock ...................................................                 5                   2
    Additional paid-in capital .....................................            49,582              48,379
    Cumulative translation adjustment ..............................              (167)               (150)
    Accumulated deficit.............................................            (6,622)             (8,397)
                                                                          ----------------     ----------------
    Total stockholders' equity .....................................            42,798              39,834
                                                                          ----------------     ----------------
Total liabilities and stockholders' equity..........................           $64,512             $58,102
                                                                          ================     ================




     See accompanying notes to condensed consolidated financial statements.

                                       2



                                         PURE SOFTWARE INC. AND SUBSIDIARIES

                              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (in thousands, except per share data)

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                           ---------
                                                                                    1996                 1995
                                                                                    ----                 ----
Revenues:
 Product ...................................                                     $10,524                $6,057
 Maintenance and other .....................                                       4,604                 2,188
                                                                              -----------------     ----------------
    Total revenues .........................                                      15,128                 8,245
                                                                              -----------------     ----------------
Cost of revenues:
 Product ...................................                                         408                   109
 Maintenance and other .....................                                         884                   490
                                                                              -----------------     ----------------
    Total cost of revenues .................                                       1,292                   599
                                                                              -----------------     ----------------
    Gross margin ...........................                                      13,836                 7,646
                                                                              -----------------     ----------------
Operating expenses:
 Sales and marketing .......................                                       7,508                 4,020
 Research and development ..................                                       2,631                 1,598
 General and administrative ................                                       1,367                   938
 In-process research and development .......                                          --                10,100
                                                                              -----------------     ----------------
    Total operating expenses ...............                                      11,506                16,656
                                                                              -----------------     ----------------
Income (loss) from operations ..............                                       2,330                (9,010)
Other income ...............................                                         307                   122
                                                                              -----------------     ----------------
    Income (loss) before income taxes ......                                       2,637                (8,888)
Income taxes ...............................                                         862                   200
                                                                              -----------------     ----------------
    Net income (loss) ......................                                      $1,775               $(9,088)
                                                                              =================     ================
Net income per share .......................                                       $0.09
                                                                              =================

Shares used in per share computation .......                                      19,905
                                                                              =================

Pro forma income before nonrecurring charges
  and pro forma income taxes ...............                                                            $1,087
Pro forma income taxes .....................                                                               421
                                                                                                    ----------------
Pro forma income before nonrecurring charges
 after pro forma income taxes ..............                                                              $666
                                                                                                    ================
Pro forma income per share before non-
  recurring charges ........................                                                             $0.04
                                                                                                    ================

Shares used in per share computation .......                                                            17,239
                                                                                                    ================


     See accompanying notes to condensed consolidated financial statements.


                                         PURE SOFTWARE INC. AND SUBSIDIARIES

                              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (in thousands)

                                                                             Three Months Ended
                                                                         March 31,        March 31,
                                                                            1996             1995
                                                                            ----             ----
  Cash flows from operating activities:
   Net income (loss) .............................................         $1,775         $(9,088)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization ................................            822             303
    In-process research and development ..........................           --            10,100
    Changes in operating assets and liabilities:
     Accounts receivable .........................................         (2,619)         (1,518)
     Prepaid expenses and other current assets ...................           (103)            (75)
     Deferred tax assets .........................................           --               (86)
     Accounts payable ............................................          1,710             283
     Accrued merger and integration ..............................         (1,461)             --
     Accrued payroll and related expenses ........................           (710)            117
     Other accrued expenses ......................................            399            (151)
     Deferred revenue ............................................          2,695             569
     Income taxes ................................................            877              52
                                                                      ---------------   ---------------
      Net cash provided by operating activities ..................          3,385             506
                                                                      ---------------   ---------------
  Cash flows from investing activities:
   Purchases of property and equipment ...........................         (1,867)           (860)
   Other assets ..................................................            (74)            (14)
   Acquisition of QualTrak Corporation, net of cash acquired .....           --            (1,439)
   Purchases of short-term investments ...........................           (175)             --
                                                                      ---------------   ---------------
      Net cash used for investing activities .....................         (2,116)         (2,313)
                                                                      ---------------   ---------------
  Cash flows from financing activities:
   Repayment of bank borrowings, net .............................            (64)            (55)
   Proceeds from issuance of common stock, net ...................          1,206               4
                                                                      ---------------   ---------------
      Net cash provided by financing activities ..................          1,142             (51)
                                                                      ---------------   ---------------
  Effect of foreign currency exchange rate changes on cash .......            (17)             --
                                                                      ---------------   ---------------
  Change in cash and cash equivalents ............................          2,394          (1,858)
  Cash and cash equivalents, beginning of period .................          5,835           8,995
                                                                      ---------------   ---------------
  Cash and cash equivalents, end of period .......................         $8,229          $7,137
                                                                      ===============   ===============




 Redeemable convertible preferred stock issued in
    connection with acquisition of QualTrak Corporation ........              --            $9,904
                                                                       ==============    ==============
Cash paid during the period for:
 Interest ......................................................                $7             $16
                                                                       ==============    ==============
 Taxes .........................................................               $12            $238
                                                                       ==============    ==============



     See accompanying notes to condensed consolidated financial statements.

                                       4

                       PURE SOFTWARE INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

         The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to fairly state the Company's and its subsidiaries' condensed consolidated financial position, the results of their operations, and their cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The consolidated results of operations for the period ended March 31, 1996 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1996.


(2) Net Income Per Share and Pro Forma Income Per Share Before Nonrecurring Charges

         Net income per share is computed using the weighted average number of common shares outstanding and dilutive common equivalent shares from options to purchase common stock (using the treasury stock method).

         Pro forma income per share before nonrecurring charges is computed using pro forma income before nonrecurring charges and after pro forma income taxes and is based on the weighted average number of shares outstanding of common stock and dilutive common equivalent shares from stock options using the treasury stock method. In accordance with certain Securities and Exchange Commission (SEC) Staff Accounting Bulletins, such computations include all common and common equivalent shares issued within 12 months of the initial public offering date as if they were outstanding for all prior periods presented using the treasury stock method and the initial public offering price.

         The difference between primary and fully diluted net income (loss) per share is either not significant or anti-dilutive in all periods presented.


(3)  Acquisitions

QualTrak Corporation

         On March 17, 1995, the Company acquired QualTrak Corporation ("QualTrak"), a provider of quality assurance software tools. Pursuant to the acquisition, all of the shares of outstanding common stock of QualTrak and options therefor were exchanged for (i) 822,363 shares of the Company's Series D redeemable convertible preferred stock or options therefor; (ii) $2,000,000 in cash or the right to receive cash and (iii) a contingent right to receive additional shares of the Company's common stock, which right has subsequently terminated.

         The acquisition was accounted for as a purchase with the results of QualTrak included from the acquisition date. The total purchase price of $11,904,000 was assigned to the fair value of the net assets acquired, including $543,000 to the net tangible assets acquired, $10,100,000 to in-process research and development, $591,000 to goodwill, $420,000 to purchased software and $250,000 to a royalty arrangement. The value of the in-process research and development was charged to operations on the acquisition date. Goodwill, purchased software and prepaid royalties will be amortized on a straight-line basis over 5 years, 18 months, and 3 years, respectively.

         The pro forma results included herein exclude the $10,100,000 nonrecurring charge for in-process research and development resulting from the acquisition. The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.


Performix, Inc.

         On November 21, 1995, the Company acquired Performix, Inc. ("Performix"), a provider of client/server load and performance testing tools. Pursuant to the acquisition, all of the shares of outstanding common stock of Performix were exchanged for 1,591,475 shares of the Company's common stock. Of the shares issued, 187,476 shares of the Company's common stock were placed in escrow, to be held as security for any losses incurred by the Company in the event of certain breaches by Performix of covenants, representations and warranties contained in the Agreement and Plan of Reorganization. All options to purchase Performix common stock then outstanding were assumed by the Company. Each assumed option continues to have, and is subject to, the same terms and conditions set forth in the respective option agreement applicable to such option immediately prior to the date of acquisition, subject to adjustment of the number of shares and exercise price thereof to reflect the exchange ratio of Performix shares for the Company's shares.

         The acquisition was accounted for as a pooling of interests, and accordingly, the Company's Unaudited Condensed Consolidated Financial Statements have been restated to include the financial position and results of Performix for all periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The Company operates in a rapidly changing environment that involves a number of risks and uncertainties, including those set forth in this discussion under "Potential Fluctuations in Quarterly Results" and other risks detailed from time to time in the Company's SEC reports, including the Annual Report on Form 10-K for the year ended December 31, 1995.


Results of Operations

    Revenues

         The Company's revenues are derived from license fees for its software products, from software maintenance fees and from other sources. Product revenues are derived from product licensing fees. Maintenance and other revenues are derived from software maintenance fees, from training fees, from consulting fees and from royalties for technology licenses. Fees for maintenance, training and consulting are generally billed separately from licenses for the Company's products. The Company recognizes revenue in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position No. 91-1, Software Revenue Recognition. Product revenues from the sale of software licenses are recognized upon shipment to an end-user if collection is probable and remaining vendor obligations are insignificant. Product returns and sales allowances are estimated and provided for at the time of sale. Maintenance revenues from ongoing customer support and product upgrades are recognized ratably over the term of the maintenance agreement. Payments for maintenance fees are generally received in advance and are nonrefundable. Revenues for training and consulting are recognized when the services are performed. Revenues from royalties for technology licenses are recognized when earned and when collection is probable.

         Total revenues increased 83% to $15.1 million for the three months ended March 31, 1996 from $8.2 million for the three months ended March 31, 1995. Total revenues increased primarily due to increased unit sales of software licenses and increased maintenance, training and consulting fees resulting from a larger installed base. The Company distributes the majority of its products through its direct sales force and continues to expand its multi-channel distribution strategy as well as expand international operations.

         Product Revenues. Revenues from product licenses increased 74% to $10.5 million for the three months ended March 31, 1996 from $6.1 million for the three months ended March 31, 1995. Substantially all of the period-to-period growth in product revenues was due to higher unit sales of software licenses that resulted primarily from an increase in the number of direct sales personnel worldwide thereby achieving greater market penetration.

         Maintenance and Other Revenues. Maintenance and other revenues increased 110% to $4.6 million for the three months ended March 31, 1996 from $2.2 million for the three months ended March 31, 1995. The growth was primarily attributable to a larger installed base requiring incremental maintenance, training and consulting.

         International Revenues. International revenues as a percentage of total revenues increased from 25% for the three months ended March 31, 1995 to 32% for the three months ended March 31, 1996. The increase was primarily due to the increase in the number of direct sales and marketing personnel.

    Cost of Revenues

         Cost of Product Revenues. Cost of product revenues consists primarily of product media and duplication, manuals, packaging materials and shipping expenses. Cost of product revenues increased 274% from $109,000 for the three months ended March 31, 1995 to $408,000 for the three months ended March 31, 1996, representing 2% and 4% of the related product revenues for each respective period. The increase in dollar amount and as a percentage of related product revenue was primarily due to the higher volume of products shipped and the amortization of certain intangible assets capitalized in connection with the QualTrak acquisition. In connection with the acquisition of QualTrak, purchased software of $420,000 and prepaid royalties of $250,000 were capitalized and are amortized as a cost of product revenues over 18 months and three years, respectively. For the three months ended March 31, 1996, the Company amortized $21,000 of prepaid royalties and $70,000 of purchased software.

         Cost of Maintenance and Other Revenues. Cost of maintenance and other revenues consists primarily of costs incurred in providing telephone support, shipment of product upgrades and training and consulting to customers. Cost of maintenance and other revenues increased 80% from $490,000 for the three months ended March 31, 1995 to $884,000 for the three months ended March 31, 1996, representing 22% and 19% of related maintenance and other revenue for each period, respectively. The increase in dollar amount was primarily due to the increase in the number of customer support, training and consulting personnel and related overhead costs necessary to support a larger installed base and expanded product line.

    Operating Expenses

         Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses of sales and marketing personnel and promotional expenses. Sales and marketing expenses increased 87% from $4.0 million for the three months ended March 31, 1995 to $7.5 million for the three months ended March 31, 1996, representing 49% and 50%, respectively, of total revenues. The increase in sales and marketing expenses in dollar amount and as a percentage of total revenues for each period was primarily due to the domestic and international expansion of the Company's sales force and related travel expenses and increased marketing activities, including trade shows, seminars and promotional expenses.

         Research and Development. Research and development expenses increased 65% from $1.6 million for the three months ended March 31, 1995 to $2.6 million for the three months ended March 31, 1996, representing 19% and 17% respectively, of total revenues. The increase in research and development expense in dollar amount was primarily due to increased staffing and associated support for software engineers required to expand and enhance the Company's product line.

         General and Administrative. General and administrative expenses increased 46% from $938,000 for the three months ended March 31, 1995 to $1.4 million for the three months ended March 31, 1996, representing 11% and 9%, respectively, of total revenues. The increase in dollar amount was primarily due to increased staffing and associated expenses necessary to manage and support the Company's growth. The Company has recorded $720,000 in goodwill associated with the acquisition of QualTrak which was capitalized and is being amortized over five years. For the three months ended March 31, 1996, the Company amortized $37,000 of goodwill.

         In-Process Research and Development. On March 17, 1995, the Company acquired QualTrak for a purchase price of $11.9 million, of which $10.1 million was allocated to in-process research and development and expensed at the time of acquisition.

    Other Income

         Other income consists of the net effect of interest income, interest expense and miscellaneous income and expense items. Other income was $122,000 for the three months ended March 31, 1995 as compared to $307,000 for the three months ended March 31, 1996. The increase in other income for each period primarily resulted from interest income generated from higher average cash balances.

    Income Taxes

         The Company's effective income tax rate for the three month period ended March 31, 1996 was 33% and was 2% for the three month period ended March 31, 1995. These rates differ from the statutory rate primarily due to state income tax in 1996 and nonrecurring charges incurred in connection with the acquisition of QualTrak in 1995. Income tax expense for the three months ended March 31, 1996 was $862,000. The Company incurred income tax expense of $200,000 for the three months ended March 31, 1995 despite its operating loss because the in-process research and development expense incurred in connection with the acquisition of QualTrak was not deductible for tax purposes.

Potential Fluctuations In Quarterly Results

         The Company's quarterly operating results have in the past and may in the future fluctuate significantly depending on factors such as demand for the Company's products, the size and timing of orders, the number, timing and significance of new product announcements by the Company and its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis, the level of product and price competition, changes in operating expenses, changes in average selling prices and product mix, changes in the Company's sales incentive strategy, sales personnel changes, the mix of direct and indirect sales, product returns and general economic factors, among others. The Company's products are typically shipped shortly after orders are received and consequently, order backlog at the beginning of any quarter typically represents only a small portion of that quarter's expected revenues. Furthermore, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks or days of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and revenues for any future quarter are not predictable with any significant degree of accuracy. Product revenues are also difficult to forecast because the market for software quality products is rapidly evolving and the Company's sales cycle, from initial evaluation to multiple license purchases and the provision of support services, varies substantially from customer to customer. The Company's expense levels, however, are based in significant part on the Company's expectations of future revenues and therefore are relatively fixed in the short run. If revenue levels are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by an unanticipated decline in revenue for a particular quarter because a relatively small amount of the Company's expenses varies with its revenue in the short run. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. The Company was incorporated in October 1991 and did not begin shipping products until January 1992. The Company's limited operating history makes the prediction of future operating results difficult or impossible. Although the Company has experienced growth in revenues in recent years, there can be no assurance that, in the future, the Company will sustain revenue growth or remain profitable on a quarterly or annual basis.

         The Company's business historically has not experienced significant seasonality. However, as international sales increase, the Company expects increased seasonality in customers' buying patterns, particularly as a result of sales to Europe and Asia.

Liquidity and Capital Resources

         Since inception, the Company has financed its operations primarily through the sale of stock and cash generated from operations. Cash and cash equivalents totaled $8.2 million at March 31, 1996 compared to $5.8 million at December 31, 1995. The increase in cash and cash equivalents was primarily due to cash generated by operations and proceeds from the issuance of common stock, partially offset by capital additions related to the expansion of operations. As of March 31, 1996, the Company had short-term investments of $31.8 million with a maturity date of greater than three months from the date of purchase.

         In the three months ended March 31, 1996 and in the three months ended March 31, 1995, $3.4 million and $500,000, respectively, was generated by operations. For the three months ended March 31, 1996, net cash was provided by operations primarily as a result of the net income and deferred revenue generated during the period. For the three months ended March 31, 1995, net cash was provided by operations primarily because the net loss of $9.1 million included a non-cash charge of $10.1 million related to in-process research and development in connection with the QualTrak acquisition. In each period, the Company experienced significant growth in receivables, accompanying the Company's increased sales volumes, which was partially offset by increases in accounts payables and deferred revenue. For the three months ended March 31, 1996, there was a reduction in the merger and integration accrual of $1.5 million as the result of payment of certain costs related to the Performix acquisition.

         In the three months ended March 31, 1996 and in the three months ended March 31, 1995, the Company utilized $1.9 million and $860,000, respectively, of cash to purchase property and equipment. The purchases of property and equipment were primarily for computer hardware and software to support the Company's growing employee base. In the three months ended March 31, 1995, the Company also used cash of $1.4 million in connection with the acquisition of QualTrak. The Company expects that the rate of purchases of property and equipment will remain constant or increase.

         Net cash provided by financing activities in the three months ended March 31, 1996 consisted primarily of $1.2 million from the issuance of common stock though the employee stock purchase plan and exercise of stock options. In the three months ended March 31, 1995 net cash was used primarily for repayment of bank borrowings.

         From time to time, the Company evaluates acquisitions of businesses, products or technologies that complement the Company's business. The Company has no present understandings, commitments or agreements with respect to any material acquisitions of other businesses, products or technologies. Any such transactions, if consummated, may use a portion of the Company's working capital or require the issuance of additional debt or equity instruments.

         The Company believes that its current cash balances, short-term investments, and anticipated cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                  a)       Exhibits.

                           11.1 Statement Regarding Computation of Net Income and Pro Forma Income Per Share Before Nonrecurring Charges.

                  b)       Reports on Form 8-K.

                           No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 10, 1996                  PURE SOFTWARE INC.



                                           By:/s/ Chuck Bay
                                           ------------------------
                                           Chuck Bay
                                           Vice President, Finance, Chief
                                           Financial Officer, General Counsel
                                           and Secretary (Duly Authorized
                                           Officer and Principal Financial
                                           Officer)

                                INDEX TO EXHIBITS

Exhibit
   No.

11.1 Statement Regarding Computation of Net Income and Pro Forma Income Per Share Before Nonrecurring Charges

27          Financial Data Schedule

                                                                    Exhibit 11.1



                       PURE SOFTWARE INC. AND SUBSIDIARIES

            COMPUTATION OF NET INCOME AND PRO FORMA INCOME PER SHARE
                         BEFORE NONRECURRING CHARGES(1)
                    (in thousands, except per share amounts)



                                                            Three Months Ended
                                                                 March 31,
                                                                 ---------
                                                               1996       1995
                                                               ----       ----

Net income                                                   $ 1,775        --
                                                             =======

Pro forma income before nonrecurring charges
        and after pro forma income taxes............            --       $   666
                                                                         =======

Weighted average number of common
       shares outstanding...........................          17,431       8,098

Weighted average number of preferred
       shares outstanding on an as if
       converted basis..............................            --         6,189

Number of common stock equivalents
       as a result of stock options
       outstanding using the treasury stock
       method.......................................           2,474       2,734

Number of common  shares issued and stock  options
       granted in  accordance  with
       Staff Accounting Bulletin
       No. 83 (2)...................................            --           218
                                                             -------     -------

Shares used in per share computation................          19,905      17,239
                                                             -------     -------

Per share amounts...................................         $  0.09     $  0.04
                                                             =======     =======

- - --------------

(1) This exhibit presents the primary and fully diluted per share computations. There is no material difference in the per share amounts when applying either method.

(2) Common shares issued by the Company during the twelve months immediately preceding the initial public offering date plus the number of common equivalent shares which were issued during the same period pursuant to the grant of stock options (using the treasury stock method and offering price) have been included in the calculation of common equivalent shares pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83.