Form 10-Q
period 1996-06-30
PURE SOFTWARE INC
filed 1996-08-13
CIK 946487

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                         Commission File Number 0-26212

                         ------------------------------

                               PURE SOFTWARE INC.
               (Exact name of registrant specified in its charter)

             DELAWARE                                     94-3141575
- -----------------------------------            ---------------------------------
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

                               Yes      X         No
                                   ------------      ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   17,767,942 shares of Common Stock, $.0001 par value, as of August 2, 1996.

This report on Form 10-Q, including all exhibits, contains 14 pages.


================================================================================

                               PURE SOFTWARE INC.

                                    FORM 10-Q

                                      INDEX


PART I.     FINANCIAL INFORMATION                                       PAGE NO.

Item 1.     Financial Statements.

            Condensed Consolidated Balance Sheets
              June 30, 1996 and December 31, 1995......................... 2

            Condensed Consolidated Statements of Operations
              For the three months and six months ended
              June 30, 1996 and 1995...................................... 3

            Condensed Consolidated Statements of Cash Flows
              For the six months ended June 30, 1996 and 1995............. 4

            Notes to Condensed Consolidated Financial Statements.......... 5

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................... 7


PART II.    OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security Holders...........11

Item 6.     Exhibits and Reports on Form 8-K..............................11

SIGNATURES................................................................12

INDEX TO EXHIBITS.........................................................13

PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements


                       PURE SOFTWARE INC. AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                              June 30,         December 31,
                                                                              --------         ------------
                                                                                1996               1995
                                                                                ----               ----


                                                       ASSETS
Current assets:
 Cash and cash equivalents .........................................           $13,989             $ 5,835
 Short term investments ............................................            30,675              31,600
 Accounts receivable, net ..........................................            14,483              11,913
 Prepaid expenses and other assets .................................             1,233               1,030
 Deferred tax assets ...............................................               705                 705
                                                                          ----------------     ----------------
    Total current assets ...........................................            61,085              51,083
Property and equipment, net ........................................             6,743               5,288
Other assets, net ..................................................             1,534               1,731
                                                                          ================     ================
    Total assets ...................................................           $69,362             $58,102
                                                                          ================     ================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of bank borrowings and capital lease obligations ..            $ --                  $321
 Accounts payable ..................................................             2,163                 996
 Accrued payroll and related expenses ..............................             3,842               3,075
 Accrued merger and integration expenses............................               280               1,887
 Other accrued expenses ............................................             1,695               1,264
 Deferred revenue ..................................................            12,489               8,591
 Income taxes ......................................................             4,080               2,134
                                                                          ----------------     ----------------
    Total current liabilities ......................................            24,549              18,268

Stockholders' equity:
    Common stock ...................................................                 2                   2
    Additional paid-in capital .....................................            49,804              48,379
    Cumulative translation adjustment ..............................              (568)               (150)
    Accumulated deficit.............................................            (4,425)             (8,397)
                                                                          ----------------     ----------------
    Total stockholders' equity .....................................            44,813              39,834
                                                                          ----------------     ----------------
Total liabilities and stockholders' equity..........................           $69,362             $58,102
                                                                          ================     ================


     See accompanying notes to condensed consolidated financial statements.


                       PURE SOFTWARE INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                          Three Months Ended                      Six Months Ended
                                                          ------------------                      ----------------
                                                               June 30,                               June 30,
                                                        ---------------------                -------------------------
                                                        1996             1995                1996                 1995
                                                        ----             ----                ----                 ----

Revenues:
 Product ...................................           $11,865          $7,725             $22,388              $13,782
 Maintenance and other .....................             4,632           2,540               9,236                4,728
                                                    -------------    ---------------    ----------------     ---------------
    Total revenues .........................            16,497          10,265              31,624               18,510
                                                    -------------    ---------------    ----------------     ---------------
Cost of revenues:
 Product ...................................               390             350                 798                  459
 Maintenance and other .....................             1,114             555               1,997                1,045
                                                    -------------    ---------------    ----------------     ---------------
    Total cost of revenues .................             1,504             905               2,795                1,504
                                                    -------------    ---------------    ----------------     ---------------
    Gross margin ...........................            14,993           9,360              28,829               17,006
                                                    -------------    ---------------    ----------------     ---------------
Operating expenses:
 Sales and marketing .......................             7,892           5,084              15,399                9,104
 Research and development ..................             2,786           1,738               5,418                3,336
 General and administrative ................             1,394           1,172               2,761                2,110
 In-process research and development .......                --               --                 --               10,100
                                                    -------------    ---------------    ----------------     ---------------
    Total operating expenses ...............            12,072           7,994              23,578               24,650
                                                    -------------    ---------------    ----------------     ---------------
Income (loss) from operations ..............             2,921           1,366               5,251               (7,644)
Other income ...............................               359             155                 666                  277
                                                    -------------    ---------------    ----------------     ---------------
    Income (loss) before income taxes ......             3,280           1,521               5,917               (7,367)
Income taxes ...............................             1,083             401               1,945                  601
                                                    =============    ===============    ================     ===============
    Net income (loss) ......................            $2,197          $1,120              $3,972              $(7,968)
                                                    =============    ===============    ================     ===============
Net income per share .......................             $0.11                               $0.20
                                                    =============                       ================

Shares used in per share computation .......            19,997                              19,921
                                                    =============                       ================


Income (loss) before pro forma income taxes.                            $1,521                                  $(7,367)
Pro forma income taxes .....................                               579                                    1,042
                                                                     --------------                          ---------------
Pro forma net income (loss) ................                            $  942                                  $(8,409)
                                                                     ==============                          ===============

Pro forma net income (loss) per share ......                             $0.05
                                                                                                                 $(0.53)
                                                                     ==============                          ===============

Shares used in per share computation .......                            17,486                                   15,891
                                                                     ==============                          ===============






     See accompanying notes to condensed consolidated financial statements.


                       PURE SOFTWARE INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                    Six Months Ended
                                                                             ----------------------------
                                                                             June 30,            June 30,
                                                                             --------            --------
                                                                               1996                1995
                                                                               ----                ----

  Cash flows from operating activities:
   Net income (loss) .............................................            $3,972            $(7,968)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization ................................             1,712                655
    In-process research and development ..........................              --               10,100
    Changes in operating assets and liabilities:
     Accounts receivable .........................................            (2,570)            (3,126)
     Prepaid expenses and other current assets ...................              (203)              (312)
     Deferred tax assets .........................................              --                  (86)
     Accounts payable ............................................             1,167                729
     Accrued merger and integration ..............................            (1,607)                --
     Accrued payroll and related expenses ........................               767                662
     Other accrued expenses ......................................               431               (190)
     Deferred revenue ............................................             3,898              1,722
     Income taxes ................................................             1,946                427
                                                                         ---------------      ---------------
      Net cash provided by operating activities ..................             9,513              2,613
                                                                         ---------------      ---------------
  Cash flows from investing activities:
   Purchases of property and equipment ...........................            (2,861)            (1,830)
   Other assets ..................................................              (109)              (291)
   Acquisition of QualTrak Corporation, net of cash acquired .....              --               (1,439)
   Purchases of short-term investments ...........................               925                 --
                                                                         ---------------      ---------------
      Net cash used for investing activities .....................            (2,045)            (3,560)
                                                                         ---------------      ---------------
  Cash flows from financing activities:
   Repayment of bank borrowings, net .............................              (321)               (25)
   Proceeds from issuance of common stock, net ...................             1,425                 26
  S Corporation distributions to stockholders ....................              --               (1,297)
                                                                         ---------------      ---------------
      Net cash provided by (used for) financing activities .......             1,104             (1,296)
                                                                         ---------------      ---------------
  Effect of foreign currency exchange rate changes on cash .......              (418)                --
                                                                         ---------------      ---------------
  Change in cash and cash equivalents ............................             8,154             (2,243)
  Cash and cash equivalents, beginning of period .................             5,835              8,995
                                                                         ===============      ===============
  Cash and cash equivalents, end of period .......................           $13,989             $6,752
                                                                         ===============      ===============




 Redeemable convertible preferred stock issued in
    connection with acquisition of QualTrak Corporation ........                --               $9,904
                                                                         ==============       ==============
Cash paid during the period for:
 Interest ......................................................                 $14                $28
                                                                         ==============       ==============
 Taxes .........................................................                 $24               $259
                                                                         ==============       ==============




     See accompanying notes to condensed consolidated financial statements.

                       PURE SOFTWARE INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

         The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's and its subsidiaries' condensed consolidated financial position, the results of their operations, and their cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The consolidated results of operations for the periods ended June 30, 1996 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1996.


(2)  Net Income Per Share and Pro Forma Net Income (Loss) Per Share

         Net income per share is computed using the weighted average number of common shares outstanding and dilutive common equivalent shares from options to purchase common stock (using the treasury stock method).

         Pro forma net income (loss) per share is computed using pro forma net income (loss) and is based on the weighted average number of shares outstanding of common stock and dilutive common equivalent shares from stock options using the treasury stock method. In accordance with certain Securities and Exchange Commission (SEC) Staff Accounting Bulletins, such computations include all common and common equivalent shares issued within 12 months of the initial public offering date as if they were outstanding for all prior periods presented using the treasury stock method and the initial public offering price.

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

         The acquisition was accounted for as a purchase with the results of QualTrak included from the acquisition date. The total purchase price of $11,904,000 was assigned to the fair value of the net assets acquired, including $543,000 to the net tangible assets acquired, $10,100,000 to in-process research and development, $591,000 to goodwill, $420,000 to purchased software and $250,000 to a royalty arrangement. The value of the in-process research and development was charged to operations on the acquisition date. Goodwill, purchased software and prepaid royalties are amortized on a straight-line basis over 5 years, 18 months, and 3 years, respectively.

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

(4)  Proposed Merger with Atria Software, Inc.

         On May 2, 1996 the stockholders of the Company approved an amendment to the Certificate of Incorporation increasing the authorized number of shares of common stock to 80,000,000.

         On June 6, 1996 the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with Atria Software, Inc. ("Atria"), a publicly-held company that develops, markets and supports software that facilitates the management of complex software development, enhancement and maintenance. Under the terms of the Agreement, the Company will issue 1.544615 shares of common stock for each outstanding share of Atria common stock. In addition, each outstanding option or right to purchase Atria common stock under Atria's various stock option and stock purchase plans will be assumed by the Company and will become an option or right to purchase the Company's common stock after giving effect to the 1.544615 exchange ratio. Consummation of the merger contemplated by the Agreement is conditioned upon the affirmative vote of both companies' shareholders, among other conditions. The Board of Directors of Pure has unanimously approved the Agreement and transactions contemplated thereby. A special meeting of Pure stockholders is scheduled to be held on August 23, 1996 to consider and vote upon the proposed merger of Pure and Atria and other related matters. The terms of the proposed merger between the Company and Atria, including conditions required to be satisfied in order to consummate the transactions and certain Risk Factors to be considered in evaluating the proposed transaction are set forth in detail in the Company's Prospectus/Joint Proxy Statement dated July 26, 1996. These financial statements should be considered in conjunction with the matters described in the Prospectus/Joint Proxy Statement dated July 26, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company operates in a rapidly changing environment that involves a number of risks and uncertainties, including those set forth in this discussion under "Potential Fluctuations in Quarterly Results", the merger and successful integration of the Company and Atria Software, Inc. ("Atria") and other risks detailed from time to time in the Company's SEC reports, including the Annual Report on Form 10-K for the year ended December 31, 1995. In addition, the discussion of the Company's results of operations should be read in conjunction with the terms of the proposed merger with Atria which are described in detail in the Prospectus/Joint Proxy Statement dated July 26, 1996, including the satisfaction of the conditions of the transaction, as well as the risk factors set forth therein.

Results of Operations

    Revenues

         The Company's revenues are derived from license fees for its software products, from software maintenance fees and from other sources. Product revenues are derived from product licensing fees. Maintenance and other revenues are derived from software maintenance fees, from training fees, from consulting fees and from royalties for technology licenses. Fees for maintenance, training and consulting are generally billed separately from licenses for the Company's products. The Company recognizes revenue in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position No. 91-1, Software Revenue Recognition. Product revenues from software licenses are recognized upon shipment to an end-user if collection is probable and remaining vendor obligations are insignificant. Product returns and sales allowances are estimated and provided for at the time of sale. Maintenance revenues from ongoing customer support and product upgrades are recognized ratably over the term of the maintenance agreement. Payments for maintenance fees are generally received in advance and are nonrefundable. Revenues for training and consulting are recognized when the services are performed. Revenues from royalties for technology licenses are recognized when earned and when collection is probable.

         Total revenues increased 60% to $16.5 million for the three months ended June 30, 1996 from $10.3 million for the three months ended June 30, 1995 and increased 71% to $31.6 million for the six months ended June 30, 1996 from $18.5 million for the prior year's comparable six months. Total revenues increased primarily due to increased unit sales of software licenses and increased maintenance, training and consulting fees resulting from a larger installed base. The Company distributes the majority of its products through its direct sales force and continues to expand its multi-channel distribution strategy as well as expand international operations, particularly in Europe during the 1996 periods.

         Product Revenues. Revenues from product licenses increased 54% to $11.9 million for the three months ended June 30, 1996 from $7.7 million for the three months ended June 30, 1995 and increased 62% to $22.4 million for the six months ended June 30, 1996 from $13.8 million for the prior year's comparable six months. Substantially all of the period-to-period growth in product revenues for both the three and six month periods was due to higher unit sales of software licenses. The higher unit sales resulted from an increase in the number of direct sales personnel worldwide and a new product release in the second quarter of 1996.

         Maintenance and Other Revenues. Maintenance and other revenues increased 84% to $4.6 million for the three months ended June 30, 1996 from $2.5 million for the three months ended June 30, 1995 and increased 96% to $9.2 million for the six months ended June 30, 1996 from $4.7 million for the prior year's comparable six months. The growth was primarily attributable to a larger installed base requiring incremental maintenance, training and consulting.

         International Revenues. International revenues as a percentage of total revenues increased to 38% for the three months ended June 30, 1996 from 29% for the three months ended June 30, 1995 and increased to 35% to $11.0 million for the six months ended June 30, 1996 from $5.0 million or 27% for the prior year's comparable six month period. The increase was primarily due to the increase in the number of direct sales and marketing personnel and expansion of operations in the international market.


Cost of Revenues

         Cost of Product Revenues. Cost of product revenues consists primarily of product media and duplication, manuals, packaging materials and shipping expenses. Cost of product revenues increased 12% to $390,000 for the three months ended June 30, 1996 from $350,000 for the three months ended June 30, 1995, representing 3% and 5% of product revenues for the respective periods. For the six month periods ended June 30, 1996 and 1995, the cost of product revenues was $798,000 and $459,000, respectively, representing 4% and 3% of product revenues for the respective periods. The increase in dollar amount of cost of product revenue for the 1996 periods was primarily due to the higher volume of products shipped and the amortization of certain intangible assets capitalized in connection with the QualTrak Corporation ("Qualtrak") acquisition. In connection with the acquisition of QualTrak, purchased software of $420,000 and prepaid royalties of $250,000 were capitalized and are amortized as a cost of product revenues over 18 months and three years, respectively. For the six months ended June 30, 1996, the Company amortized $42,000 of prepaid royalties and $140,000 of purchased software. Cost of product revenues as a percentage of product revenues has varied primarily as the result of variations in product mix.

         Cost of Maintenance and Other Revenues. Cost of maintenance and other revenues consists primarily of costs incurred in providing telephone support, product upgrades, and training and consulting to customers. Cost of maintenance and other revenues increased 100% to $1.1 million for the three months ended June 30, 1996 from $555,000 for the three months ended June 30, 1995, representing 24% and 22% of related maintenance and other revenue for each period, respectively. Cost of maintenance and other revenues increased 100% to $2.0 million for the six months ended June 30, 1996 from $1.0 million for the comparable prior year period, representing 22% of the related revenues for each six month period. The increase in dollar amount was primarily due to the increase in the number of customer support, training and consulting personnel and related overhead costs necessary to support a larger installed base and expanded product line.

    Operating Expenses

         Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses of sales and marketing personnel and promotional expenses. Sales and marketing expenses increased 55% to $7.9 million for the three months ended June 30, 1996 from $5.1 million for the three months ended June 30, 1996, representing 48% and 50%, respectively, of total revenues. For the six month period ended June 30,1996 sales and marketing expense increased 69% to $15.4 million from $9.1 million for the prior year comparable period, representing 49% of total revenues for each six month period. The dollar increase in sales and marketing expenses for all periods is primarily attributable to the domestic and international expansion of the Company's sales force and related travel expenses and increased marketing activities, including trade shows, seminars and promotional expenses.

         Research and Development. Research and development expenses increased 65% to $2.8 million for the three months ended June 30, 1996 from $1.7 million for the three months ended June 30, 1995, representing 17% of total revenues for each period. For the six month period ended June 30, 1996, research and development expenses increased 64% to $5.4 million from $3.3 million for the prior year's comparable period, representing 17% and 18% of total revenues, respectively. The dollar increase in research and development expense was primarily due to increased staffing and associated support for software engineers required to expand and enhance the Company's product line.

         General and Administrative. General and administrative expenses increased 17% to $1.4 million for the three months ended June 30, 1996 from $1.2 million for the three months ended June 30, 1996, representing 8% and 12%, respectively, of total revenues. For the six month period ended June 30, 1996, general and administrative expenses increased 33% to $2.8 million from $2.1 million for the prior year's comparable period, representing 9% and 11% of total revenues, respectively. The dollar increase for the 1996 periods was primarily due to increased staffing and associated expenses necessary to manage and support the Company's growth. General and administrative expenses as a percentage of revenues have decreased for the 1996 periods in relation to the 1995 periods as the result of increased revenue growth and economies of scale. The Company has recorded $720,000 in goodwill associated with the acquisition of QualTrak which was capitalized and is being amortized over five years. For the six months ended June 30, 1996, the Company amortized $74,000 of goodwill.

         In-Process Research and Development. On March 17, 1995, the Company acquired QualTrak for a purchase price of $11.9 million, of which $10.1 million was allocated to in-process research and development and expensed at the time of acquisition.

Other Income

         Other income consists of the net effect of interest income, interest expense and miscellaneous income and expense items. Other income was $359,000 for the three months ended June 30, 1996 as compared to $155,000 for the three months ended June 30, 1995. Other income was $666,000 for the six months ended June 30, 1996 as compared to $277,000 for the six months ended June 30, 1995. The increase in other income for each period primarily resulted from interest income generated from higher average cash balances.

    Income Taxes

         The Company's effective income tax rate for the three and six month period ended June 30, 1996 was 33%. The effective rates for the three and six months ended June 30, 1995 were 26% and 8%, respectively. These rates differ from the statutory rate primarily due to state income tax in 1996 and nonrecurring charges incurred in connection with the acquisition of QualTrak in 1995. Income tax expense for the three and six months ended June 30, 1996 were $1.1 million and $1.9 million, respectively. The Company incurred income tax expense of $401,000 and $601,000 for the three and six months ended June 30, 1995, respectively, despite its operating loss for the six months ended June 30, 1995 because the in-process research and development expense incurred in connection with the acquisition of QualTrak was not deductible for tax purposes.

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

Liquidity and Capital Resources

         Since inception, the Company has financed its operations primarily through the sale of stock and cash generated from operations. Cash and cash equivalents totaled $14.0 million at June 30, 1996 compared to $5.8 million at December 31, 1995. The increase in cash and cash equivalents was primarily due to cash generated by operations and proceeds from the issuance of common stock, partially offset by capital additions related to the expansion of operations. As of June 30, 1996, the Company had short-term investments of $30.7 million with a maturity date of greater than three months from the date of purchase.

         In the six months ended June 30, 1996 and 1995, $9.5 million and $2.6 million, respectively, was generated by operations. For the six months ended June 30, 1996, net cash was provided by operations primarily as a result of the net income and deferred revenue generated during the period. For the six months ended June 30, 1995, net cash was provided by operations primarily because the net loss of $8.0 million included a non-cash charge of $10.1 million related to in-process research and development in connection with the QualTrak acquisition. In each period, the Company experienced significant growth in receivables, accompanying the Company's increased sales volumes, which was partially offset by increases in accounts payables, income taxes and deferred revenue. For the six months ended June 30, 1996, there was a reduction in the merger and integration accrual of $1.6 million as the result of payment of certain costs related to the Performix acquisition.

         In the six months ended June 30, 1996 and 1995, the Company utilized $2.9 million and $1.8 million, respectively, of cash to purchase property and equipment. The purchases of property and equipment were primarily for computer hardware and software to support the Company's growing employee base. In the six months ended June 30, 1995, the Company also used cash of $1.4 million in connection with the acquisition of QualTrak. The Company expects that the rate of purchases of property and equipment will remain constant or increase.

         Net cash provided by financing activities in the six months ended June 30, 1996 consisted primarily of $1.4 million from the issuance of common stock though the employee stock purchase plan and exercise of stock options. In the six months ended June 30, 1995 net cash was used primarily for a distribution to stockholders of Performix.

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

PART II.     OTHER INFORMATION

Item 4       Submission of Matters to a Vote of Security Holders


At the Company's Annual Meeting of Stockholders held on May 2, 1996, the following matters were voted upon by stockholders pursuant to proxies solicited pursuant to Regulation 14A:

The following indviduals were elected to the Board of Directors:

                                         Votes For        Votes Withheld
                                         ---------        --------------

         Reed Hastings                  11,484,403                 6,908
         Audrey MacLean                 11,484,403                 6,908
         Andrew S. Rachleff             11,484,403                 6,908
         Aki Fujimura                   11,458,875                32,436
         Thomas A. Jermoluk             11,484,403                 6,908
         Larry Sonsini                  11,484,403                 6,908



The  following  proposals  were  approved  at the  Company's  Annual  Meeting of
Stockholders:


                                                   Affirmative           Negative                                  Broker
                                                      Votes               Votes               Abstained          Non-Votes
                                                      -----               -----               ---------          ---------

1.   Amendment of the Company's
Certificate of Incorporation to increase
the authorized number of shares of
Common Stock to 80,000,000.                        10,440,909           1,048,532               1,270               0

2. Ratify the  appointment of KPMG
Peat Marwick PPL as independent
auditors for the fiscal year ending
December 31, 1996.                                 11,490,511                 600                 200               0



Item 6.      Exhibits and Reports on Form 8-K

             a)       Exhibits.

                      11.1 Statement Regarding Computation of Net Income and Pro Forma Net Income (Loss) Per Share.

             b)       Reports on Form 8-K.

                      No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 12, 1996                  PURE SOFTWARE INC.



                                          By: /s/ Chuck Bay
                                              --------------------------------
                                          Chuck Bay
                                          Vice President, Finance, Chief
                                          Financial Officer, General Counsel
                                          and Secretary (Duly Authorized
                                          Officer and Principal Financial
                                          Officer)

                                INDEX TO EXHIBITS

Exhibit
  No.
- ------

 11.1 Statement Regarding Computation of Net Income and Pro Forma Net Income (Loss) Per Share