Form 10-Q
period 1996-09-30
PURE ATRIA CORP
filed 1996-11-13
CIK 946487

================================================================================
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                        ______________________________

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                        Commission File Number 0-26212

                        ______________________________

                            PURE ATRIA CORPORATION
              (Exact name of registrant specified in its charter)

              DELAWARE                                  94-3141575
______________________________________    ______________________________________
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                   Identification Number)

                            1309 SOUTH MARY AVENUE
                         SUNNYVALE, CALIFORNIA  94087
                   (Address of principal executive offices)
                          TELEPHONE:  (408) 720-1600
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

      Yes    X    No
            ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  40,438,696 shares of Common Stock, $.0001 par value, as of November 4, 1996

================================================================================

                             PURE ATRIA CORPORATION

                                   FORM 10-Q

                                     INDEX


PART I.  FINANCIAL INFORMATION                                           PAGE NO.
Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets September 30, 1996
          and December 31, 1995........................................      2

         Condensed Consolidated Statements of Operations
          For the three months and nine months ended
          September 30, 1996 and 1995..................................      3

         Condensed Consolidated Statements of Cash Flows
          For the nine months ended September 30, 1996 and 1995........      4

         Notes to Condensed Consolidated Financial Statements..........      5

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................      8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................     13

Item 4.  Submission of Matters to a Vote of Security Holders...........     14

Item 6.  Exhibits and Reports on Form 8-K..............................     14

SIGNATURES.............................................................     15

INDEX TO EXHIBITS......................................................     16

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

                    PURE ATRIA CORPORATION AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                    -------------   ------------
                                                         1996           1995
                                                    -------------   ------------
                                         ASSETS
Current assets:
 Cash and cash equivalents.......................     $ 38,450          $ 24,294
 Short-term investments..........................       55,340            54,240
 Accounts receivable, net........................       21,706            16,613
 Prepaid expenses and other assets...............        3,198             3,391
 Deferred tax assets.............................        5,881               705
                                                      --------          --------
  Total current assets...........................      124,575            99,243
 Property and equipment, net.....................       10,566             8,314
 Other assets, net...............................        1,751             2,517
                                                      --------          --------
  Total assets...................................     $136,892          $110,074
                                                      ========          ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of bank borrowings and
  capital lease obligations......................     $     --          $    321
 Accounts payable................................        2,928             1,846
 Accrued payroll and related expenses............        8,338             5,722
 Accrued merger and integration expenses.........       18,969             1,887
 Other accrued expenses..........................       11,031             7,139
 Deferred revenue................................       21,081            13,945
 Income taxes....................................        1,665             3,359
                                                      --------          --------
    Total current liabilities....................       64,012            34,219
                                                      --------          --------
Stockholders' equity:
    Common stock.................................            4                 4
    Additional paid-in capital...................       88,802            78,162
    Cumulative translation adjustment............         (519)             (146)
    Accumulated deficit..........................      (15,407)           (2,165)
                                                      --------          --------
    Total stockholders' equity...................       72,880            75,855
                                                      --------          --------
Total liabilities and stockholders' equity.......     $136,892          $110,074
                                                      ========          ========

    See accompanying notes to condensed consolidated financial statements.

                    PURE ATRIA CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                         ---------------------            ---------------------
                                                           1996         1995                1996         1995
                                                         --------      -------            -------       -------
Revenues:
 Product.............................................    $ 23,909      $16,722            $66,777       $43,373
 Maintenance and other...............................      10,183        6,228             27,937        15,316
                                                         --------      -------            -------       -------
  Total revenues.....................................      34,092       22,950             94,714        58,689
                                                         --------      -------            -------       -------
Cost of revenues:
 Product.............................................         503          634              1,762         1,426
 Maintenance and other...............................       3,209        1,564              7,957         4,050
                                                         --------      -------            -------       -------
  Total cost of revenues.............................       3,712        2,198              9,719         5,476
                                                         --------      -------            -------       -------
  Gross margin.......................................      30,380       20,752             84,995        53,213
                                                         --------      -------            -------       -------
Operating expenses:
 Sales and marketing.................................      14,952       10,367             42,596        27,133
 Research and development............................       5,698        4,085             16,528        10,826
 General and administrative..........................       2,775        2,355              7,619         5,752
 Merger and integration..............................      35,255           --             35,255            --
 In-process research and development.................          --        1,500                 --        11,600
                                                         --------      -------            -------       -------
  Total operating expenses...........................      58,680       18,307            101,998        55,311
                                                         --------      -------            -------       -------
 Income (loss) from operations.......................     (28,300)       2,445            (17,003)       (2,098)
 Other income........................................         908          633              2,476         1,621
                                                         --------      -------            -------       -------
  Income (loss) before income taxes..................     (27,392)       3,078            (14,527)         (477)
 Income taxes (benefit)..............................      (5,661)         794             (1,283)        2,539
                                                         --------      -------            -------       -------
  Net income (loss)..................................    $(21,731)     $ 2,284           $(13,244)      $(3,016)
                                                         ========      =======            =======       =======
Net loss per share...................................    $  (0.54)                       $  (0.33)
                                                         ========                         =======

Shares used in per share computation.................      40,008                          39,706
                                                         ========                         =======

Income (loss) before pro forma income taxes..........                  $ 3,078                          $  (477)
Pro forma income taxes...............................                    1,119                            3,263
                                                                       -------                          -------
Pro forma net income (loss)..........................                  $ 1,959                          $ (0.10)
                                                                       =======                          =======

Pro forma net income (loss) per share................                  $  0.05                          $ (0.10)
                                                                       =======                          =======

Shares used in per share computation.................                   42,346                           38,852
                                                                       =======                          =======

    See accompanying notes to condensed consolidated financial statements.

                    PURE ATRIA CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)



                                                                                   NINE MONTHS ENDED
                                                                             SEPTEMBER 30,    SEPTEMBER 30,
                                                                             -------------    -------------
                                                                                  1996            1995
                                                                             -------------    -------------
Cash flows from operating activities:
 Net (loss)                                                                      $13,244         $  3,016
 Adjustments to reconcile net loss to
  net cash provided by operating activities:
  Depreciation and amortization                                                    4,784            2,469
   Non cash merger and integration expenses                                        6,512               --
   Tax benefit of stock option exercises                                           1,540              600
  In-process research and development                                                 --           11,600
  Changes in operating assets and liabilities:
   Accounts receivable                                                            (5,664)          (6,088)
   Prepaid expenses and other current assets                                      (1,370)            (349)
   Deferred tax assets                                                            (3,661)             (86)
   Accounts payable                                                                1,082              992
   Accrued merger and integration                                                 17,082               --
   Accrued payroll and related expenses                                            2,466            2,396
   Other accrued expenses                                                          4,163            2,391
   Deferred revenue                                                                7,146            3,568
   Income taxes                                                                   (1,694)             292
                                                                                 -------         --------
    Net cash provided by operating activities                                     19,142           14,769
                                                                                 -------         --------
Cash flows from investing activities:
 Purchases of property and equipment, net                                         (7,998)          (5,577)
 Other assets                                                                        (94)            (415)
 Acquisition of QualTrak Corporation, net of cash acquired                            --           (1,439)
 Purchases of short-term investments, net                                         (1,240)         (32,249)
                                                                                 -------         --------
  Net cash used for investing activities                                          (9,332)         (39,680)
                                                                                 -------         --------
Cash flows from financing activities:
 Repayment of bank borrowings, net                                                  (321)             (67)
 Proceeds from issuance of common stock, net                                       5,089           30,719
S Corporation distributions to stockholders                                           --           (1,297)
                                                                                 -------         --------
  Net cash provided by financing activities                                        4,768           29,355
                                                                                 -------         --------
Effect of foreign currency exchange rate changes on cash                            (422)            (119)
                                                                                 -------         --------
Change in cash and cash equivalents                                               14,156            4,325
Cash and cash equivalents, beginning of period                                    24,294           20,525
                                                                                 -------         --------
Cash and cash equivalents, end of period                                         $38,450         $ 24,850
                                                                                 =======         ========
Non cash investing and financing activities:
 Redeemable convertible preferred stock issued
  in connection with acquisition of QualTrak Corporation                              --         $  9,904
                                                                                 =======         ========
Cash paid during the period for:
 Taxes                                                                           $ 3,306         $  1,716
                                                                                 =======         ========

    See accompanying notes to condensed consolidated financial statements.

                   PURE ATRIA CORPORATION  AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

        The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state Pure Atria Corporation's (the "Company" or "Pure Atria") and its subsidiaries' condensed consolidated financial position, the results of their operations, and their cash flows for the periods presented. A merger between Atria Software Inc. ("Atria") and CST Acquisition Corporation, a wholly owned subsidiary of the Pure Software, Inc., resulting in Atria becoming a wholly owned subsidiary of the Company (the "Merger"),was approved by the stockholders of both companies and became effective August 26, 1996 and accounted for as a pooling of interests for reporting purposes. In connection with the Merger, the Company changed its name from Pure Software Inc. to Pure Atria Corporation. When used below, the term "Pure" refers to the Company prior to the Merger.

The terms of the Merger, including certain Risk Factors, are set forth in detail in the Company's Prospectus/Joint Proxy Statement dated July 26, 1996. These financial statements should be considered in conjunction with the matters described in the Prospectus/Joint Proxy Statement dated July 26, 1996. Additionally, these financial statements should be read in conjunction with the audited consolidated financial statements included in the Pure and Atria Annual Reports on Form 10-K for the year ended December 31, 1995. The consolidated results of operations for the periods ended September 30, 1996 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1996.

(2)  NET LOSS PER SHARE AND PRO FORMA NET INCOME (LOSS) PER SHARE

        Net loss per share is computed using the weighted average number of common shares outstanding (using the treasury stock method).

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

        The difference between primary and fully diluted net loss and pro forma net income (loss) per share is either not significant or anti-dilutive in all periods presented.

(3)  ACQUISITIONS

QualTrak Corporation
--------------------

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

        The acquisition was accounted for as a purchase with the results of QualTrak included from the acquisition date. The total purchase price of $11,904,000 was assigned to the fair value of the net assets acquired, including $543,000 to the net tangible assets acquired, $10,100,000 to in-process research and development, $591,000 to goodwill, $420,000 to purchased software and $250,000 to a royalty arrangement. The value of the in-process research and development was charged to operations on the acquisition date. The balance of goodwill was written-off in connection with the merger with Atria on August 26, 1996 .Purchased software and prepaid royalties are amortized on a straight-line basis over 18 months, and 3 years, respectively.

Performix, Inc.
--------------

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

Atria Software, Inc.
-------------------

        On June 6, 1996 Pure entered into an Agreement and Plan of Reorganization (the "Agreement") with Atria, a publicly-held company that develops, markets and supports software that facilitates the management of complex software development, enhancement and maintenance. Under the terms of the Agreement, the Company issued 1.544615 shares of common stock for each outstanding share of Atria common stock. In addition, each outstanding option or right to purchase Atria common stock under Atria's various stock option and stock purchase plans were assumed by the Company and became an option or right to purchase the Company's common stock after giving effect to the 1.544615 exchange ratio.

The Board of Directors of Pure and Atria unanimously approved the Agreement and transactions contemplated thereby. Special meetings of Pure and Atria stockholders were held on August 23, 1996 to consider and vote upon the proposed merger of CST Acquisition Corporation, a wholly owned subsidiary of Pure, and Atria and other related matters. The Merger was approved by the stockholders of both Pure and Atria at their respective special meetings. The terms of the Merger between the Pure and Atria, including conditions required to be satisfied in order to consummate the transactions and certain Risk Factors to be considered in evaluating the proposed transaction are set forth in detail in the Company's Prospectus/Joint Proxy Statement dated July 26, 1996.

        The acquisition was accounted for as a pooling of interests, and accordingly, the Company's Unaudited Condensed Consolidated Financial Statements have been restated to include the financial position and results of Atria for all periods presented.

The following details separate results for Pure and Atria for periods prior to the acquisition:

                                                 SIX MONTHS ENDED         THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 ----------------         ------------------       -----------------
                                                     JUNE 30,                SEPTEMBER 30,           SEPTEMBER 30,
                                                 ----------------         ------------------       -----------------
                                                 1996        1995                1995                     1995
                                                 ------    ------         ------------------       -----------------
   Revenues:
   Pure.....................................    $31,625    $18,510            $12,337                   $30,847
   Atria....................................     28,998     17,229             10,613                    27,842
                                                -------    -------            -------                   -------
   Total....................................    $60,623    $35,739            $22,950                   $58,689
                                                =======    =======            =======                   =======
   Net income (loss):
   Pure.....................................    $ 1,945    $   601            $ 1,740                   $(6,228)
   Atria....................................    $ 2,432      1,144                544                   $ 3,212
                                                -------    -------            -------                   -------
   Total....................................    $ 4,377    $ 1,745            $ 2,284                   $(3,016)
                                                =======    =======            =======                   =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The Company operates in a rapidly changing environment that involves a number of risks and uncertainties, including those set forth in this discussion under "Potential Fluctuations in Quarterly Results" and "Certain Factors That May Affect Future Results", the risk factors associated with the merger and successful integration of Atria as set forth in the Company's Prospectus/Joint Proxy Statement dated July 26, 1996, and other risks detailed from time to time in Atria's and the Company's respective Annual Reports on Form 10-K for the year ended December 31, 1995 and other SEC Reports. In addition, the discussion of the Company's results of operations should be read in conjunction with matters described in detail in the Prospectus/Joint Proxy Statement dated July 26, 1996, including the risk factors set forth therein.

RESULTS OF OPERATIONS

REVENUES
--------

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

          Total revenues increased 48% to $34.1 million for the three months ended September 30, 1996 from $23.0 million for the three months ended September 30, 1995 and increased 61% to $94.7 million for the nine months ended September 30, 1996 from $58.7 million for the prior year's comparable nine months. Total revenues increased primarily due to increased unit sales of software licenses and increased maintenance, training and consulting fees resulting from a larger installed base. The Company distributes the majority of its products through its direct sales force and continues to expand its international operations, particularly in Europe.

          Product Revenues.  Revenues from product licenses increased 43% to
          ----------------
$23.9 million for the three months ended September 30, 1996 from $16.7 million for the three months ended September 30, 1995 and increased 54% to $66.8 million for the nine months ended September 30, 1996 from $43.4 million for the prior year's comparable nine months. Substantially all of the period-to-period growth in product revenues for both the three and nine month periods was due to higher unit sales of software licenses. The higher unit sales resulted from an increase in the number of direct sales personnel worldwide, a new product release in the second quarter of 1996, releases of new versions of existing products, and expansion of the platforms supported for Unix based products.

          Maintenance and Other Revenues.  Maintenance and other revenues
          ------------------------------
increased 65% to $10.2 million for the three months ended September 30, 1996 from $6.2 million for the three months ended September 30, 1995 and increased 82% to $27.9 million for the nine months ended September 30, 1996 from $15.3 million for the prior year's comparable nine months. The growth was primarily attributable to a larger installed base requiring incrementally more maintenance, training and consulting support.

          International Revenues.  International revenues as a percentage of
          ----------------------
total revenues increased to 30% for the three months ended September 30, 1996 from 24% for the three months ended September 30, 1995 and increased to 30% or $28.3 million for the nine months ended September 30, 1996 from $15.8 million or 27% for the prior year's comparable nine month period. The increase was primarily due to the increase in the number of direct sales and marketing personnel and the expansion of operations in the international market.


COST OF REVENUES
----------------

          Cost of Product Revenues.  Cost of product revenues consists primarily
          ------------------------
of product media and duplication, manuals, packaging materials and shipping expenses. Cost of product revenues decreased 20% to $503,000 for the three months ended September 30, 1996 from $634,000 for the three months ended September 30, 1995, representing 2% and 4% of product revenues for the respective periods. For the nine month periods ended September 30, 1996 and 1995, the cost of product revenues was $1,762,000 and $1,426,000, respectively, representing 3% of product revenues for each of the periods. The decrease in dollar amount of cost of product revenue for the 1996 three month period was primarily due to economies of scale in production of certain products. The increase in the dollar amount for the nine month period ended September 30, 1996 was primarily due to the higher volume of products shipped and the amortization of certain intangible assets capitalized in connection with the QualTrak acquisition. In connection with the acquisition of QualTrak, purchased software of $420,000 and prepaid royalties of $250,000 were capitalized and are amortized as a cost of product revenues over 18 months and three years, respectively.
Cost of product revenues as a percentage of product revenues has varied primarily as the result of variations in product mix.

          Cost of Maintenance and Other Revenues.  Cost of maintenance and other
          --------------------------------------
revenues consists primarily of costs incurred in providing telephone support, product upgrades, and training and consulting to customers. Cost of maintenance and other revenues increased 100% to $3.2 million for the three months ended September 30, 1996 from $1.6 million for the three months ended September 30, 1995, representing 32% and 25% of related maintenance and other revenue for each period, respectively. Cost of maintenance and other revenues increased 95% to $8.0 million for the nine months ended September 30, 1996 from $4.1 million for the comparable prior year period, representing 29% and 27% of the related revenues for each nine month period, respectively. The increase in dollar amount was primarily due to the increase in the number of customer support, training and consulting personnel and related overhead costs necessary to support a larger installed product base and expanded product line.

OPERATING EXPENSES
------------------

          Sales and Marketing.  Sales and marketing expenses consist primarily
          -------------------
of salaries, commissions and bonuses of sales and marketing personnel and promotional expenses. Sales and marketing expenses increased 44% to $15.0 million for the three months ended September 30, 1996 from $10.4 million for the three months ended September 30, 1995, representing 44% and 45%, respectively, of total revenues. For the nine month period ended September 30, 1996 sales and marketing expense increased 57% to $42.6 million from $27.1 million for the prior year comparable period, representing 45% and 46% , respectively, of total revenues for each nine month period. The dollar increase in sales and marketing expenses for all periods is primarily attributable to the domestic and international expansion of the Company's sales force and related travel expenses and increased marketing activities, including trade shows, seminars and promotional expenses.

          Research and Development. Research and development expenses increased
          ------------------------
39% to $5.7 million for the three months ended September 30, 1996 from $4.1 million for the three months ended September 30, 1995, representing 17% and 18%, respectively, of total revenues for each period. For the nine month period ended September 30, 1996, research and development expenses increased 53% to $16.5 million from $10.8 million for the prior year's comparable period, representing 17% and 18% of total revenues, respectively. The dollar increase in research and development expense was primarily due to increased staffing and associated support for software engineers required to expand and enhance the Company's product line.

          General and Administrative.  General and administrative expenses
          --------------------------
increased 17% to $2.8 million for the three months ended September 30, 1996 from $2.4 million for the three months ended September 30, 1995, representing 8% and 10%, respectively, of total revenues. For the nine month period ended September 30, 1996, general and administrative expenses increased 31% to $7.6 million from $5.8 million for the prior year's comparable period, representing 8% and 10% of total revenues, respectively. The dollar increase for the 1996 periods was primarily due to increased staffing and associated expenses necessary to manage and support the Company's growth. General and administrative expenses as a percentage of revenues have decreased for the 1996 periods in relation to the 1995 periods as the result of increased revenue growth and economies of scale.

          Merger and Integration.  In the third quarter 1996, the Company
          ----------------------
recorded a charge of $35.3 million related to the merger and integration of Pure and Atria. This charge includes direct transaction costs of $8.3 million and $27 million associated with integrating the operations of both companies. Included in integration charges were severance costs and other compensation expenses, redundant facility costs, computer and other equipment write-offs, contract termination costs, and other related costs. There can be no assurance that Pure Atria will not incur additional charges associated with the Merger or that management will be successful in its efforts to integrate the operations of the two companies.

          In-Process Research and Development.  On March 17, 1995, the Company
          -----------------------------------
acquired QualTrak for a purchase price of $11.9 million, of which $10.1 million was allocated to in-process research and development and expensed at the time of acquisition. Additionally, in the third quarter of 1995, the Company recorded a $1.5 million dollar charge related to the acquisition of technology that was incorporated into the release of the Company's ClearTrack product, a client/server change request management product that tracks defects and enhancement requests through the software life cycle.

OTHER INCOME
------------

          Other income consists of the net effect of interest income, interest expense and miscellaneous income and expense items. Other income was $908,000 for the three months ended September 30, 1996 as compared to $633,000 for the three months ended September 30, 1995. Other income was $2.5 million for the nine months ended September 30, 1996 as compared to $1.6 million for the nine months ended September 30, 1995. The increase in other income for each period primarily resulted from interest income generated from higher average cash balances.

INCOME TAXES
------------

          The income tax benefit for the three and nine months ended September 30, 1996 was $5.7 million and $1.3 million, respectively. The Company incurred income tax expense of $794,000 and $2.5 million for the three and nine months ended September 30, 1995, respectively, despite its operating loss for the nine months ended September 30, 1995 because the in-process research and development expense incurred in connection with the acquisition of QualTrak was not deductible for tax purposes. The actual tax rates differ from the statutory rate primarily due to state income taxes, tax exempt interest, research credits, and certain nonrecurring charges incurred in connection with acquisitions in both 1995 and 1996 which are not fully deductible for tax purposes.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

          The Company's quarterly operating results have in the past and may in the future fluctuate significantly depending on factors such as demand for the Company's products, the size and timing of orders, the number, timing and significance of new product announcements by the Company and its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis, the level of product and price competition, changes in operating expenses, changes in average selling prices and product mix, changes in the Company's sales incentive strategy, sales personnel changes, the mix of direct and indirect sales, product returns and general economic factors, among others. The Company's products are typically shipped shortly after orders are received and consequently, order backlog at the beginning of any quarter typically represents only a small portion of that quarter's expected revenues. Furthermore, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks or days of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and revenues for any future quarter are not predictable with any significant degree of accuracy. Product revenues are also difficult to forecast because the market for software quality products is rapidly evolving and the Company's sales cycle, from initial evaluation to multiple license purchases and the provision of support services, varies substantially from customer to customer. The Company's expense levels, however, are based in significant part on the Company's expectations of future revenues and therefore are relatively fixed in the short run. If revenue levels are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by an unanticipated decline in revenue for a particular quarter because a relatively small amount of the Company's expenses varies with its revenue in the short run. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected. The Company's limited operating history makes the prediction of future operating results difficult or impossible. Although the Company has experienced growth in revenues in recent years, there can be no assurance that, in the future, the Company will sustain revenue growth or remain profitable on a quarterly or annual basis. Additionally, there can be no assurance that the merger of Pure and Atria will be successful.

          The Company's business historically has not experienced significant seasonality. However, as international sales increase, the Company expects increased seasonality in customers' buying patterns, particularly as a result of sales to Europe and Asia.


LIQUIDITY AND CAPITAL RESOURCES

          Since inception, the Company has financed its operations primarily through the sale of stock and cash generated from operations. Cash and cash equivalents totaled $38.5 million at September 30, 1996 compared to $24.3 million at December 31, 1995. The increase in cash and cash equivalents was primarily due to operating results, excluding merger and integration charges, and cash proceeds from the issuance of common stock, offset by capital additions related to the expansion of operations. As of September 30, 1996, the Company had short-term investments of $55.3 million with a maturity date of greater than three months from the date of purchase.

          For the nine months ended September 30, 1996 and 1995, the Company incurred a net loss of $13.2 million and $3.0 million, respectively, which included non-recurring charges of $35.3 million and $11.6 million for the nine months ended September 30, 1996 and 1995, respectively, related to merger and integration and in-process research and development expenses. For the nine months ended September 30, 1996, net cash was provided by operations primarily as a result of deferred revenue generated during the period, accruals required for merger and integration expenses, and other noncash expenses. For the nine months ended September 30, 1995, net cash was provided by operations primarily because the net loss of $3.0 million included a non-cash charge of $11.6 million related to in-process research and development. In each period, the Company experienced significant growth in receivables, accompanying the Company's increased sales volumes, which was partially offset by increases in accounts payables, income taxes and deferred revenue.

          In the nine months ended September 30, 1996 and 1995, the Company utilized $8.0 million and $5.6 million, respectively, of cash to purchase property and equipment. The purchases of property and equipment were primarily for computer hardware and software to support the Company's growing employee base. In the nine months ended September 30, 1995, the Company also used cash of $1.4 million in connection with the acquisition of QualTrak. The Company expects that the rate of purchases of property and equipment will remain constant or increase.

          Net cash provided by financing activities in the nine months ended September 30, 1996 consisted primarily of $5.1 million from the issuance of common stock through the employee stock purchase plan and exercise of stock options. In the nine months ended September 30, 1995, net cash was provided by the common stock issued in connection with the initial public offering of Pure which was partially offset by a distribution to stockholders of Performix.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

          The Company's future results are subject to substantial risks and uncertainties. Broad market acceptance of the Company's products, including acceptance in markets characterized by greater usage of the Windows and Windows NT operating systems, is critical to the Company's future success. The Company believes that factors affecting the ability of the Company's products to achieve broad market acceptance include: product performance, price, ease of adoption and the ability to displace existing approaches. The application development software industry is extremely competitive and is subject to rapid technological change, frequent new product introductions and evolving domestic and international industry standards that may render existing products and services obsolete. To be successful in the future, the Company must respond promptly and effectively to the challenges of technological change and its competitors' innovations by continually enhancing its current products and developing new products on a timely basis. The Company expects to confront new competitors as it introduces new products and expands into new markets. Certain current and potential competitors of the Company are more established, benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company. Competitive pressures or other factors, including entry into new markets, may result in significant price erosion that could have a material adverse effect on the Company's results of operations.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

        Litigation has been necessary in the past, and may be necessary in the past, and may be necessary in the future, to enforce the Company's patents and other intellectual property rights, protect the Company's trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. In March of 1995, the Company brought suit against AIB Software Inc. ("AIB") in the U.S. District Court for the Northern District of California, asserting that AIB's Sentinel II product infringes one of the Company's patents and seeking injunctive relief and damages; the complaint has since been amended to also assert that AIB's Sentinel II product infringes another of the Company's patents. AIB responded by filing suit against the Company in the U.S. District Court for the Eastern District of Virginia for Declaratory Judgement of noninfringement, invalidity, and unenforceability of the Company's U.S. Pat. Nos. 5,193,180 and 5,335,344 and seeking $1,000,000 in compensatory and $10,000,000 in punitive damages under U.S. copyright law and various Virginia trade secret and computer laws; these claims were later transferred to the Northern District of California. The Company is vigorously defending these claims, as well as continuing to pursue the Company's claims against AIB. On September 29, 1995, a motion by the Company for summary judgement, or dismissal in the alternative, on AIB's copyright law and various Virginia trade secret and computer law claims was granted in the Company's favor.

        On September 25, 1996, the Company also brought suit against Platinum Technology, Inc., the parent company of AIB, ("Platinum") in the U.S. District Court for the Northern District of California, asserting that Platinum's selling of Memory Advisor (another name for AIB's Sentinel II product), and Platinum's use of the Memory Advisor product to make other products, infringes two of the Company's patents, and seeking damages and an injunction against further sales of the Memory Advisor product and other products Platinum has made through the use of the Memory Advisor Product.

        Although patent and intellectual property disputes in the software area have often been settled through licensing, cross-licensing or similar arrangements, costs associated with such arrangements may be substantial. The pending litigation against AIB and Platinum and any future litigation involving the Company, whether as plaintiff or defendant, regardless of the outcome, may result in substantial costs and expenses to the Company and significant diversion of effort by the Company's technical and management personnel. Any such litigation could have a material adverse effect upon the Company's business, operating results and financial condition. The Company has incurred and may continue to incur significant costs with respect to the prosecution and defense of these claims, which costs if material or not offset by payments received from adverse parties could have a material adverse effect on the Company's business, operating results and financial condition.

Item 4    Submission of Matters to a Vote of Security Holders

The following proposals were approved at a Special Meeting of Stockholders pursuant to proxies solicited pursuant to Regulation 14A:

                                                           Affirmative           Negative                              Broker
                                                              Votes               Votes            Abstained          Non-Votes
                                                         --------------      --------------      -------------      --------------
1.   Approval of the issuance of Common Stock
pursuant to the plan of reorganization and
merger of Pure and Atria.                                    14,751,691              34,135                651              69,163

2.   Amend the Certificate of Incorporation to
change the corporate name of Pure to Pure
Atria Corporation.                                           14,627,030             228,390                220                   0

3.  An increase of 2,200,00 to shares reserved
for issuance under the Stock Option Plan.                    12,921,429           1,830,147             34,901              69,163

Item 6.    Exhibits and Reports on Form 8-K

           a)      Exhibits.

           10.18 Office Lease dated October 2, 1996 between Registrant and Computers Tandem Incorporated.

           10.19 Office Lease dated September 23, 1996, between Atria Advent Realty Software, Inc. and Limited Partnership.

           10.20 Letter Agreement dated August 26, 1996 between the Fukamura. Registrant and Aki

           10.21 Amendment to Office Lease dated September 23, 1996, Software, Inc. and between Atria Advent Realty Limited Partnership.

           11.1 Statement Regarding Computation of Net Income and Pro Forma Net Income (Loss) Per Share.

           27      Financial Data Schedule.


           b) Reports on Form 8-K.

              The Company filed a report September 9, report: on Form 10-K to record the 1996. The merger of Pure and Atria on following financial statements were filed as part of that



              Pro forma financial statements as of June 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 8, 1996           PURE ATRIA CORPORATION



                                  By:/s/ Chuck Bay
                                     -------------
                                     Chuck Bay
                                     Vice President, Finance, Chief
                                     Financial Officer, General Counsel
                                     and Secretary (Duly Authorized
                                     Officer and Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit
  No.
-------

10.18 Office Lease dated October 2, 1996 between Registrant and Tandem Computers Incorporated.

10.19 Office Lease dated September 23, 1996, between Atria Software, Inc. and Advent Realty Limited Partnership.

10.20 Letter Agreement dated August 26, 1996 between the Registrant and Aki Fukamura.

10.21 Amendment to Office Lease dated September 23, 1996, between Atria Software, Inc. and Advent Realty Limited Partnership.

11.1     Statement Regarding Computation of Net Income and Pro Forma Net Income
         (Loss) Per Share.

27       Financial Data Schedule.