Form 10-K405
period 1996-12-31
PURE ATRIA CORP
filed 1997-03-28
CIK 946487

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to ___________________
                        Commission File Number: 0-26212
                             PURE ATRIA CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     94-3141575
       ----------------                                ------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

              1309 SOUTH MARY AVENUE, SUNNYVALE, CALIFORNIA 94087
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIP CODE)

      Registrant's telephone number, including area code:  (408) 720-1600

                       ---------------------------------
       Securities registered pursuant to Section 12(b) of the Act:  NONE
          Securities registered pursuant to Section 12(g) of the Act:

                   COMMON STOCK, $.0001 PAR VALUE PER SHARE

                      ---------------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x    No
     ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   Yes   x    No
             ---       ---

     As of March 14, 1997, there were 42,803,204 shares of the Registrant's Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on March 14, 1997) was approximately $421,290,000. Shares of Common Stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     CERTAIN SECTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 ARE INCORPORATED BY REFERENCE IN PARTS II AND IV OF THIS FORM 10-K TO THE EXTENT STATED HEREIN. ALSO, CERTAIN SECTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE 1997 ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 9, 1997 ARE INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K TO THE EXTENT STATED HEREIN.

                                     PART I
                                     ------


ITEM 1.   BUSINESS.

     This Business section and other parts of this 10-K contain forward-looking statements that involve risk and uncertainties. Pure Atria's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below, in "CERTAIN ADDITIONAL RISKS" and separately in "PURE ATRIA MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

BACKGROUND

     Pure Atria Corporation ("Pure Atria") develops, markets and supports a comprehensive, integrated suite of software products that are designed to improve the software development process and enable the production of reliable, high-quality software. Pure Atria's products, which include ClearCase, Purify, ClearDDTS and Performix, comprise a family of tools for use from initial software development through quality assurance and deployment. These products are designed to control the software development process, improve software reliability, reduce development and testing cost, shorten time-to-market and increase the predictability of software development cycles.

     Pure Atria's products are sold directly by telephone and field sales personnel in North America, Europe, Australia and Japan and through distributors in these regions and numerous other countries. Pure Atria's products are used by information systems departments that develop software to support internal operations, engineering departments that develop software as a component of a manufactured product and independent software vendors that develop software for resale.

RECENT DEVELOPMENTS

     Effective as of January 31, 1997, Pure Atria acquired Integrity QA Software, Inc. ("Integrity") through the merger of Integrity with and into a wholly owned subsidiary of Pure Atria. In connection with the Integrity acquisition Pure Atria issued 1,124,956 shares of Pure Atria common stock ("PASW Common Stock") and paid $13,357,500 for all of the outstanding capital stock of, and the assumption of the outstanding stock options of, Integrity. Integrity is developing a suite of software testing applications and tools designed to automatically detect software defects and assist development teams in removing bugs from their products.

     Effective as of January 9, 1997, Pure Atria sold certain technology and assets relating to the PureTestExpert product ("PTE") to Silicon Valley Networks, Inc. ("SVN"), in exchange for which SVN issued 1,800,000 shares of its Common Stock (approximately 9% of its capital stock on a fully diluted basis) to Pure Atria and agreed to make certain payments to Pure Atria based on net revenues recognized by SVN from sales of PTE.

     In August 1996, Pure Software, Inc. ("Pure") and Atria Software, Inc. ("Atria") effected a strategic combination of the two companies through the merger of a wholly-owned subsidiary of Pure with and into Atria, after which the combined company changed its name to Pure Atria Corporation. In connection with this combination, Pure issued 1.544615 shares of Pure common stock for each outstanding share of Atria common stock in a transaction accounted for as a pooling of interests. The combined company also assumed all outstanding options to purchase Atria common stock. Atria developed, marketed and supported software that facilitates the management of complex software development, enhancement and maintenance.

PRODUCTS

     Competitive pressures on organizations to deliver more sophisticated products and services and to operate more efficiently have increased demand for large, complex, technology-based solutions. Software has become an increasingly critical component of technology-driven products and services, and the functional requirements of software have increased significantly. The complex and unpredictable nature of software development drives the requirements for Software Development Automation ("SDA") products. These products must facilitate the efficient management of complex software development, provide early detection of problems in software, track and coordinate software changes and related information across multiple groups and automate complex test suites. Pure Atria's products are designed to address the needs of developers, quality assurance professionals and managers at each stage of the software development process. Pure Atria's products include the following:

   CLEARCASE PRODUCT FAMILY   (ClearCase, ClearCase MultiSite, ClearCase Attache
   and ClearGuide)

     Provides comprehensive software configuration management, including version control, workspace management, build management and process control.

   PURIFY

     Locates a broad range of software errors related to memory usage, enabling developers to identify errors earlier in the development process.

   PERFORMIX  (formerly called PurePerformix)

     Load-tests client/server applications and World Wide Web applications to assess multi-user quality, performance and scalability.

   CLEARDDTS

     Provides change request management to track and record defect and enhancement request information.

   QUANTIFY

     Locates performance bottlenecks, allowing developers to remove software instructions that slow overall operation.

   PURECOVERAGE

     Identifies which lines of code have been tested, verifying that each software application is fully tested before release.
   PURELINK

     Accelerates the software build process by reducing link time by relinking only the portions of a software program that have changed since the last link.

SALES AND MARKETING

  Pure Atria sells its products to software development and quality assurance professionals within a variety of organizations, such as telecommunications, aerospace, financial services and transportation companies, independent software vendors and consultants.

  Pure Atria markets and distributes its products worldwide through a direct sales force, which is a combination of telesales, field sales and sales engineers, and, to a lesser extent, through indirect channels such as Value Added Resellers ("VARs"), System Integrators ("SIs"), Original Equipment Manufacturers ("OEMs") and distributors. As of December 31, 1996, Pure Atria's direct sales force numbered 270 sales, management, technical and administrative employees worldwide, of which 154 were located in North America and 116 were located overseas. To support its worldwide sales force, Pure Atria conducts a variety of programs intended to market and position its suite of software quality products. These programs include advertising, direct mail, telemarketing, public relations, product seminars, electronic newsletters, web pages and training sessions for sales personnel. Promotional offers and bundles are designed to convert individual sales into multi-product sales. Due to the technical complexity of Pure Atria's products, Pure Atria also maintains a staff of pre-sales support engineers as part of the direct sales force.

  In North America, Pure Atria currently markets and distributes its products primarily through its direct sales force with offices throughout the United States and in Canada. Pure Atria also has operations in Europe and Japan. Pure Atria's European headquarters is in The Netherlands, with additional sales offices located in France, Germany, Sweden and the

United Kingdom. Pure Atria has a Japanese subsidiary, which is based in Tokyo, and sells product both directly and through business partners throughout Japan. Pure Atria has also recently established an office in Australia.

  In addition, Pure Atria's sales and marketing organization is complemented by international distributors in Europe and the Pacific Rim and by its relationships with VARs, SIs and OEMs in North America. These distributors and OEMs license certain of Pure Atria's products at a discount for relicensing, and may provide training, support, and consulting services to their end-users. Pure Atria receives a fee for the support and maintenance Pure Atria provides these distributors, SIs, VARs and OEMs.


CUSTOMER SUPPORT

  Because many of Pure Atria's customers depend on Pure Atria's products to support development of complex, large-scale applications on which the success of their organizations may depend, a high level of customer service and technical support is critical. A majority of Pure Atria's customers currently have maintenance agreements that entitle them to product upgrades, as well as technical support and training. Pure Atria's customer support operations in Sunnyvale, California, Lexington, Massachusetts and Hoofddorp, The Netherlands, provide telephone support coverage for a total of 18 hours a day among these sites, in addition to 24-hour e-mail, facsimile, bulletin board and World Wide Web access. Pure Atria also provides customer support from its office in Tokyo, Japan. Distributors and OEMs generally offer first-level customer support to their end-user customers and rely on Pure Atria for any additional support as needed.

  Pure Atria also offers comprehensive training programs to customers. Training is offered at in-house facilities at Pure Atria's headquarters and at various of its other offices. Other training, usually provided at the customer site, is available on request. Pure Atria also provides consulting services to assist customers in the customization, integration and implementation of Pure Atria's products.


RESEARCH AND DEVELOPMENT

  Pure Atria believes that its future success will depend in large part on its ability to maintain and enhance its current product line, develop new products, maintain technological competitiveness and meet an expanding range of customer requirements. Pure Atria's research and development organization is divided into product development teams consisting of development engineers, quality assurance professionals and technical writers. In addition to product development, Pure Atria's research and development organization is responsible for exploring new directions and applications of the core technologies, migrating new technologies into the existing product lines and maintaining strong relationships outside Pure Atria both within industry and in academia. Pure Atria uses all of its own products to improve the quality of its software and to improve its software development process. In addition, Pure Atria has an internal tools group that develops new tools for improving software quality and process automation for internal use.

  Since inception, Pure Atria has made substantial investments in product development and related activities. As of December 31, 1996, Pure Atria's research and development organization consisted of 178 full-time employees. Currently, over one-third of research and development resources are dedicated to development of new products or the porting of existing products into new platforms. Pure Atria maintains its products on a number of Unix platforms. Further, Pure Atria recognizes that substantial development activity occurs on platforms other than Unix, particularly Windows 95 and Windows NT, and is dedicating significant engineering resources to address the needs of developers on those platforms.

  Software products as complex as Pure Atria's are subject to delay and there can be no assurance that Pure Atria will not encounter difficulties that could delay or prevent the successful and timely development, introduction and marketing of these products. In addition, because the market for these tools is an emerging market, there can be no assurance that these products will achieve any significant degree of market acceptance. Failure to release these products in a timely manner and on a cost-effective basis, or failure of these products to achieve any significant degree of market acceptance, could have a material adverse effect upon Pure Atria's business, operating results and financial condition. Pure Atria expects to continue to enhance its existing products, develop new products and augment its product base through acquisitions. During 1996, 1995 and 1994, research and development expenses were $22.8 million, $15.5 million and $9.5 million, or 17%, 18% and 22% of total revenues, respectively. Historically, Pure Atria has expensed its product costs as incurred. Pure Atria anticipates that it will continue to commit substantial resources to research and development in the future.

COMPETITION

  The market for automated software quality tools is intensely competitive and subject to rapid technological change, and Pure Atria faces a variety of competition with respect to its products.

  Pure Atria faces indirect competition from its existing and potential customers, many of which internally design and develop their own software quality tools for their particular needs and may therefore be reluctant to purchase products offered by independent vendors such as Pure Atria. As a result, Pure Atria must educate prospective customers as to the advantages of Pure Atria's products versus internally developed software quality systems.

  Pure Atria also experiences direct competition with respect to a number of its products, both from utilities commonly bundled with versions of operating systems and from stand-alone product offerings. For example, versions of Unix are commonly bundled with utilities (such as SCCS and RCS) that provide version control, which is part of the functionality provided by ClearCase. Some system vendors, such as Sun Microsystems, Inc. ("Sun") already have products, such as Workshop, that provide features that could compete with Purify or other of Pure Atria's products if offered on a stand-alone basis. There can be no assurance that Sun, which has a license to some of Pure Atria's patents, will not introduce products that compete with products of Pure Atria.

  CenterLine's TestCenter product competes with Purify and PureCoverage. Pure Atria's Performix product competes directly with products of GUI testing vendors, including Mercury Interactive Corporation and SQA, Inc., which has been acquired by Rational Software, Inc. ("Rational"), in the area of load testing.

  Companies offering products competitive with ClearCase in the Unix marketplace include Sun, which offers TeamWare, IBM, which offers Configuration Management/Version Control ("CMVC"), Computer Associates ("CA") through its acquisition of LEGENT Corporation, which offers the Endeavor WSX product, and Platinum through its acquisition of Softool Corp., which markets CCC Harvest. In addition, there are several smaller, privately-held companies that market competitive products, including Continuous Software Corporation, which markets Continuous/CM. Those companies that are publicly-held generally have significantly greater financial, technological and marketing resources than Pure Atria.

  Other companies have offered version control or configuration management products outside the Unix market. The primary companies in this category are CA, Intersolv and Microsoft. CA has a large installed base of its configuration management product on IBM mainframes. Intersolv has a large installed base of DOS and Windows software developers. In 1994, Microsoft acquired OneTree Software, which offers a version control product. These companies have significantly greater financial, technological and marketing resources than Pure Atria. There can be no assurance that Pure Atria will be able to compete effectively with them.

  Pure Atria expects additional competition from other established and emerging companies. Digital Equipment Corporation has spun-off an independently operated subsidiary, TracePoint Technology, Inc., which has stated that it intends to produce development tools and compete against Pure Atria. Many of Pure Atria's current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than Pure Atria. In addition, any of these established competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the development, promotion and sale of their products than Pure Atria. Furthermore, because there are relatively low barriers to entry in the software industry, Pure Atria expects additional competition from other established and emerging companies that may choose to enter the market by developing products that compete with those offered by Pure Atria or by acquiring companies, businesses, products or product lines that compete with Pure Atria. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share. For example, Microsoft and Rational have entered into a business alliance involving the transfer of certain technology, technology cross licensing, joint development projects and joint marketing programs involving products that could address the same or similar markets as those addressed by Pure Atria's existing products, and by the product suite under development by the Company's Integrity Product Group. Pure Atria also believes that competition will increase as a result of software industry consolidation.

  There can be no assurance that Pure Atria's current or potential competitors will not develop or acquire products comparable or superior to those developed by Pure Atria, combine or merge to form significant competitors or adapt more quickly than Pure Atria to new technologies, evolving industry trends and changing customer requirements. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect Pure Atria's business, operating results and financial condition. There can be no assurance that Pure Atria will be able to compete successfully against current and future competitors or that competitive pressures faced by Pure Atria will not have a material adverse effect on its business, operating results and financial condition. If Pure Atria is unable to compete successfully against current and future competitors, Pure Atria's business, operating results and financial condition will be materially adversely affected.


PATENTS AND PROPRIETARY RIGHTS

  Pure Atria relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its technology. Pure Atria also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position.

  Pure Atria holds several U.S. patents and has additional pending patent applications on file at the U.S. Patent and Trademark Office. Pure Atria also has corresponding foreign patent applications pending. Pure Atria's issued patents begin expiring in the year 2010. There can be no assurance that any patent owned by Pure Atria will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to Pure Atria or that any of Pure Atria's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by Pure Atria, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to Pure Atria's technology or design around the patents owned by Pure Atria.

  The source code for Pure Atria's proprietary software is protected both as a trade secret and as an unpublished copyrighted work. Despite these precautions, it may be possible for a third party to otherwise obtain and use Pure Atria's products or technology without authorization or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Pure Atria generally enters into confidentiality or license agreements with its employees, distributors and customers and limits access to and distribution of its software, documentation and other proprietary information. Nevertheless, there can be no assurance that the steps taken by Pure Atria will prevent misappropriation of its technology.

  Despite Pure Atria's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of Pure Atria's products or to obtain and use information that Pure Atria regards as proprietary. Policing unauthorized use of Pure Atria's products is difficult, and while Pure Atria is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, Pure Atria relies on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect Pure Atria's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that Pure Atria's means of protecting its proprietary rights will be adequate or that Pure Atria's competitors will not independently develop similar technology or design around patents owned by Pure Atria.

  Pure Atria expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in Pure Atria's industry segment grows and the functionality of products in different industry segments overlaps. There can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted against Pure Atria or that any such assertions will not materially adversely affect Pure Atria's business, operating results and financial condition. Any such claims, whether with or without merit, could be time-consuming to defend against, result in costly litigation and diversion of resources, cause product shipment delays or require Pure Atria to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to Pure Atria or at all. In the event of a successful claim of product infringement against Pure Atria and failure or inability of Pure Atria to license the infringed or similar technology, Pure Atria's business, operating results and financial condition could be materially adversely affected.

  Pure Atria also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in Pure Atria's products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to Pure Atria on commercially reasonable terms. The loss of or inability to maintain any of these software licenses could result in delays or reductions in product shipments until equivalent software could be developed, identified, licensed and integrated, which would adversely affect Pure Atria's business, operating results and financial condition.


EMPLOYEES

  As of December 31, 1996, Pure Atria had a total of 659 employees, of which 543 were based in the United States and 113 were based overseas. Of the total, 308 were engaged in sales and marketing, 106 were in customer support, 178 were in research and development and 67 were in administration and finance. Pure Atria's success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense and there can be no assurance that Pure Atria will be able to retain its key technical, sales and managerial employees or that it will be able to attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future. None of Pure Atria's employees is represented by a labor union. Pure Atria has not experienced any work stoppages and considers its relations with its employees to be good.

CERTAIN ADDITIONAL RISKS

     Pure Atria's business, financial condition and operating results can be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause Pure Atria's actual results to vary materially from recent results or Pure Atria's anticipated future results. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth below and elsewhere herein.

Uncertainties Relating to a Strategy of Mergers and Acquisitions, and the Integration of Combined and Acquired Companies

     As part of its efforts to enhance its market position and grow its business in an increasingly competitive environment, Pure Atria has addressed, and expects to continue to address, the need to develop new products through combinations with or the acquisition of other companies, including the combination of Pure Software Inc. and Atria Software, Inc. in August, 1996 (the "Pure Atria Combination"), and the acquisitions of QualTrak Corporation in March 1995, Performix, Inc. in November 1995, and Integrity QA Software, Inc. in January 1997 (the "Acquisitions" and, with the Pure Atria Combination, the "Merger Transactions"). The Merger Transactions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the combined or acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which Pure Atria has no or limited direct prior experience and where competitors in such markets have stronger market positions, the disruption of key research and development, marketing or sales efforts, and the potential loss of key employees of the combined or acquired companies.

     There can be no assurance that Merger Transactions or future business combinations or acquisitions can be effectively integrated, that such transactions will not result in costs or liabilities that could materially and adversely affect Pure Atria's business, operating results and financial condition, or that Pure Atria will obtain the anticipated or desired benefits of such transactions.

     Achieving the anticipated benefits of a merger or acquisition will depend in part upon whether the integration of a combined or acquired company's business is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. Moreover, the successful combination or acquisition of companies in the high technology industry may be more difficult to accomplish than in other industries. Combining a merged or acquired company with Pure Atria requires, among other things, integration of the companies' respective product offerings and coordination of their sales and marketing and research and development efforts. There can be no assurance that such an integration can be accomplished smoothly or successfully. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations, the complexity of the technologies being integrated, and the necessity of integrating personnel with disparate business backgrounds and combining two different corporate cultures. The integration of operations following a merger or acquisition requires the dedication of management resources that may distract attention from the day-to-day business of Pure Atria, and may disrupt key research and development, marketing or sales efforts. The inability of management to successfully integrate the operations of any company that Pure Atria may combine with or acquire could have a material adverse effect on the business, operating results and financial condition of Pure Atria. In addition, as commonly occurs with mergers of technology companies, during the pre-merger and integration phases, aggressive competitors may undertake initiatives to attract customers and to recruit key employees through various incentives.

     Pure Atria has incurred significant one time charges associated with each of the Merger Transactions. There can be no assurance that Pure Atria will not incur additional material charges in subsequent quarters to reflect additional costs associated with the Merger Transactions.

     There can be no assurance that the present and potential customers of Pure Atria and the combined or acquired companies will continue their current buying patterns without regard to the past and future combinations and acquisitions. Any significant delay or reduction in orders could have a material adverse effect on the near-term business and results of operations of Pure Atria.

Risks Associated with Expansion into New Markets; Emerging Market for SDA
Products

     Pure Atria expects to introduce new products and expand its product offerings in the client/server development environments. Broad market acceptance of Pure Atria's existing and yet to be released products in new markets, including acceptance in markets characterized by greater usage of the Windows and Windows NT operating systems, is critical to Pure Atria's future success. Although Pure Atria has adapted certain of its products to the Windows and Windows NT operating systems, Pure Atria's products have historically been licensed for use principally on certain versions of the Unix operating system. There can be no assurance that Pure Atria will be successful in marketing and selling products developed for the Windows NT operating system, particularly in markets in which Pure Atria has not traditionally promoted or sold its products.

     Pure Atria believes that factors affecting the ability of Pure Atria's products to achieve broad market acceptance include: product performance, price, ease of adoption, displacement of existing approaches and adaptation to rapid technological change and competitive product offerings. There can be no assurance that Pure Atria will be able to respond promptly and effectively to the challenges of technological change and its competitors' innovations in these new markets, or that Pure Atria will be able to achieve the necessary market acceptance, or compete effectively, in these new markets.

     Although demand for Pure Atria's products has grown in recent years, the market for SDA products is still emerging and any future growth depends upon continued market acceptance of such products. Historically, Pure Atria has been required to establish new product markets by educating prospective customers as to the advantages of its products. Pure Atria expects that new product markets will need to be established for its future products, which will require significant sales and marketing resources. There can be no assurance that Pure Atria will be successful in establishing markets for its products, that the markets for such products will continue to grow, or that developers will adopt such products for the development and testing of their software. If the market for Pure Atria's products fails to grow or grows more slowly than Pure Atria currently anticipates, or if Pure Atria is unable to establish product markets for its new products, Pure Atria's business, operating results and financial condition would be materially adversely affected.

Dependence on Unix Operating System

     Although Pure Atria has adapted certain of its products to other operating systems, Pure Atria's products have historically been licensed for use principally on certain versions of the Unix operating system. The revenues of Pure Atria have been primarily attributable to Unix related products and services. Any factor adversely affecting the demand for, or the use of, the Unix operating system that would require changes to Pure Atria's products would have a material adverse effect upon the business, operating results and financial condition of Pure Atria. In addition, any changes to the underlying components of the Unix operating system that would require changes to the products of Pure Atria would materially adversely affect Pure Atria if it were not able to successfully develop or implement such changes in a timely fashion.

     Pure Atria expects that it will, in the future, introduce enhanced versions of current products, as well as versions of current products that are ported to different Unix platforms or developed for use on platforms other than Unix. Products that are ported to additional platforms or developed for use on platforms other than Unix entail significant technical risks. Relative to other software products, a number of Pure Atria's products are difficult to port across different Unix platforms and Pure Atria's products may require significant development efforts for use on platforms other than Unix. There can be no assurance that Pure Atria will be successful in developing, introducing and marketing product enhancements, new products, or versions of existing products for other Unix platforms or platforms other than Unix on a timely basis, if at all, or that it will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance.

Rapid Technological Change; New Product Delays; Risk of Product Defects

     The software market is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. Pure Atria's future business, operating results and financial condition will depend on its ability to enhance its existing products, develop new products that address the increasingly sophisticated needs of its customers, develop products for additional platforms and respond to technological advances and emerging industry standards and practices. Delays in the commencement of commercial shipments of new products or enhancements may result in customer dissatisfaction and delay or loss of product revenues, and the announcement of new products may cause customers to defer purchases of existing products. If Pure Atria is unable, for technological or other reasons, to develop and introduce new products, or enhancements of existing products, in a timely manner in response to changing market conditions or customer requirements, or if new versions of existing products do not achieve market acceptance, Pure Atria's business, operating results and financial condition will be materially adversely affected.

     Software products as complex as those offered by Pure Atria may contain undetected errors or failures when first introduced or as new versions are released. Although Pure Atria has not experienced material adverse effects resulting from any software errors in any recent years, there can be no assurance that, despite testing internally or by current or potential customers, errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon Pure Atria's business, operating results and financial condition. Further, because Pure Atria relies on its own products to detect errors in its software, any such errors could make it more difficult to sell Pure Atria's products in the future.

Fluctuations in Quarterly Results; Future Operating Results Uncertain

     Pure Atria's quarterly operating results have in the past and may in the future fluctuate significantly depending on factors such as demand for its products, the size and timing of orders, the number, timing and significance of new product announcements by it and its competitors, its ability to develop, introduce and market new and enhanced versions of its products on a timely basis, the level of product and price competition, changes in operating expenses, changes in average selling prices and product mix, changes in its sales incentive strategy, sales personnel changes, the mix of direct and indirect sales, product returns and general economic factors, among others.
Pure Atria's products are typically shipped shortly after orders are received, and consequently, order backlog at the beginning of any quarter typically represents only a small portion of the quarter's expected revenues. Pure Atria has routinely received and may continue to routinely receive a substantial portion of its orders in the last month of a quarter, with these orders frequently concentrated in the last weeks or days of a quarter. Because product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, revenues for any future quarter are not predictable with any significant degree of accuracy. Product revenues are also difficult to forecast because the market for Pure Atria's products is rapidly evolving and Pure Atria's sales cycle, from initial evaluation to multiple license purchases and the provision of support services, may vary substantially from customer to customer.

     Pure Atria's operating expenses are based on anticipated revenue levels and a high percentage of expenses are relatively fixed in the short run. Consequently, variations in the timing of revenue recognition can cause significant fluctuations in operating results from quarter to quarter and may result in unanticipated quarterly earnings, shortfalls or losses. Operating results may be disproportionately affected by an unanticipated decline in revenue for a particular quarter because a relatively small amount of Pure Atria's expenses will vary with its revenue in the short run. As a result, Pure Atria believes that period-to-period comparisons of Pure Atria's results of operations are not and will not necessarily be meaningful and should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarter Pure Atria's operating results will be below the expectations of public market analysts and investors. In such event, the price of Pure Atria's Common Stock would likely be materially adversely affected. Although Pure Atria has experienced growth in revenues in recent years, there can be no assurance that, in the future, Pure Atria will sustain revenue growth or remain profitable on a quarterly or annual basis.

Management of Growth; Dependence on Key Personnel

     Pure Atria has recently experienced a period of significant growth that has placed strain upon its management systems and resources. In the future, Pure Atria will be required to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. There can be no assurance that Pure Atria will be able to effectively manage such growth. Its failure to do so would have a material adverse effect upon its business, operating results and financial condition. Competition for qualified sales, technical and other qualified personnel is intense, and there can be no assurance that Pure Atria will be able to attract, assimilate or retain additional highly qualified employees in the future. If Pure Atria is unable to hire and retain such personnel, particularly those in key positions, its business, operating results and financial condition would be materially adversely affected. Pure Atria's future success also depends in significant part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of one or more of these key employees could have a material adverse effect on its business, operating results and financial condition. Additions of new and departures of existing personnel, particularly in key positions, can be disruptive and can result in departures of existing personnel, which could have a material adverse effect upon Pure Atria's business, operating results and financial condition.
In particular, Integrity's development efforts, and the successful introduction, marketing and selling of its new product, will be substantially dependent on the efforts of its technical and managerial staff. Loss of any of these key personnel could limit the ability of Pure Atria to successfully bring Integrity's new product suite to market, and thereby have a material adverse effect on the business and results of operations of Pure Atria.

International Sales; Currency Fluctuations

     International sales represented approximately 30%, 28% and 19% of Pure Atria's total revenues for the years ended December 31, 1996, 1995 and 1994, respectively. Pure Atria believes that continued profitability will require additional expansion of sales in foreign markets. This expansion has required and will continue to require significant management attention and financial resources and could adversely affect Pure Atria's operating margins. In order to increase international sales in subsequent periods, Pure Atria must establish additional foreign operations, hire additional personnel and recruit additional international resellers. To the extent that Pure Atria is unable to expand international sales in a timely and cost-effective manner, its business, operating results and financial condition could be materially adversely affected. In addition, there can be no assurance that Pure Atria will be able to maintain or increase international market demand for its products.

     Pure Atria's international sales are currently denominated in either U.S. or local currency and it currently does not engage in any hedging activities. Although exposure to currency fluctuations to date has not been significant, there can be no assurance that fluctuations in the currency exchange rates in the future will not have a material adverse impact on Pure Atria's business, operating results and financial condition, even if Pure Atria adopts a hedging strategy. Additional risks inherent in Pure Atria's international business activities include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in collecting payment, difficulties in managing international operations, potentially adverse tax consequences including repatriation of earnings, reduced protection for intellectual property, the burdens of complying with a wide variety of foreign laws, and the effects of high local wage scales and other expenses. There can be no assurance that such factors will not have a material adverse effect on Pure Atria's future international sales and, consequently, Pure Atria's business, operating results and financial condition.

Volatility Of Stock Prices

     The market for Pure Atria's Common Stock is highly volatile, and could be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of technological innovations or new products by Pure Atria or its competitors, changes in prices of Pure Atria's or its competitors' products and services, changes in product mix, changes in revenue and revenue growth rates for Pure Atria as a whole or for individual geographic areas, product units, products or product categories, as well as other events or factors. Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market in which Pure Atria does business or relating to Pure Atria specifically have resulted, and could in the future result, in an immediate and adverse effect on the market price of Pure Atria's Common Stock. Statements by financial or industry analysts regarding the extent of the dilution in Pure Atria's net income per share resulting from the Merger Transactions and the extent to which such analysts expect potential business synergies to offset such dilution can be expected to contribute to volatility in the market price of Pure Atria's Common Stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many high-technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of Pure Atria's Common Stock.


ITEM 2.   PROPERTIES.
          ----------

  Pure Atria's principal administrative, sales, marketing, support and research and development facility is located in a building providing approximately 54,000 square feet of available space in Sunnyvale, California. The leases on such office space expire in 1997, 1999 and 2002. Pure Atria has recently entered into a lease for approximately 101,000 square feet of office space in Cupertino, California, which will expire in 2006; this space is expected to become Pure Atria's principal administrative, sales, marketing, support and research and development facility by May 1997. Pure Atria leases approximately 87,000 square feet of office space in Lexington, Massachusetts, pursuant to leases expiring in 2000 and 2001. Pure Atria leases approximately 7,000 square feet of office space in Hoofddorp, The Netherlands; approximately 2,000 square feet of office space in Tokyo, Japan; and additionally has leases for a number of other office sites. The Hoofddorp and Tokyo leases expire between 1997 and 2002. Pure Atria believes that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.


ITEM 3.   LEGAL PROCEEDINGS.
          -----------------

  Litigation has been necessary in the past, and may be necessary in the future, to enforce Pure Atria's patents and other intellectual property rights, protect Pure Atria's trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. The litigation between Pure Atria and Platinum Technology, Inc. ("Platinum"), described in more detail below, was resolved in February 1997 with a settlement including submittal of a consent judgement in Pure Atria's favor. The settlement provides for Platinum to stop selling licenses for the products that were the subject of the lawsuit, and for current licensees of those products to be entitled to a free swap/upgrade to Purify for Unix. The submitted consent judgement includes a dismissal of the anti-trust claims against Pure Atria, affirms the validity and enforceability of the patents in question, and enjoins Platinum from granting any further licenses to Sentinel II/Memory Advisor 4.2, and from releasing any new versions other than error corrections and support for new versions of the currently supported operating systems.

  The history of the litigation is as follows: on March 1995, Pure Atria brought suit against AIB Software Corporation ("AIB") in the U.S. District Court for the Northern District of California, asserting that AIB's Sentinel II product infringes one of Pure Atria's patents and seeking injunctive relief and damages; the complaint was later amended to also assert that AIB's Sentinel II product infringes another of Pure Atria's patents. AIB responded by filing suit against Pure Atria in the U.S. District Court for the Eastern District of Virginia for Declaratory Judgment of noninfringement, invalidity and unenforceability of Pure Atria's U.S. Pat. Nos. 5,193,180 and 5,335,344 and seeking $1,000,000 in compensatory and $10,000,000 in punitive damages under U.S. copyright law and various Virginia trade secret and computer laws. These claims were later transferred to the Northern District of California. On September 29, 1995, a motion by Pure Atria for summary judgment, or dismissal in the alternative, on AIB's copyright law and various Virginia trade secret and computer law claims was granted in Pure Atria's favor. On September 25, 1996, Pure Atria also brought suit against Platinum, the parent company of AIB, in the U.S. District Court for the Northern District of California, asserting that Platinum's selling of Memory Advisor (another name for AIB's Sentinel II product), and Platinum's use of the Memory Advisor product to make other products, infringed Pure Atria's patents, and seeking damages and an injunction against further sales of the Memory Advisor product and other products Platinum made through the use of the

Memory Advisor Product. Platinum also sought counterclaims against Pure Atria along substantially the same lines as those sought by AIB, and both Platinum and AIB entered counterclaims against Pure Atria alleging antitrust violations. As discussed above, these claims have all been resolved in Pure Atria's favor.

          Pure Atria has incurred and may in the future incur significant costs with respect to the prosecution and defense of these and other claims, which costs if material or not offset by payments received from adverse parties could have a material adverse effect on Pure Atria's business, operating results and financial condition. In addition, such litigation may expose Pure Atria to new claims that it may not have anticipated, and competitors may resort to litigation that it may not have anticipated. In the event of an adverse ruling in any intellectual property litigation that now exists or might arise in the future, Pure Atria might be required to discontinue the use of certain technology, cease the sale and support of infringing products, expend significant resources to develop non-infringing technology or license the infringed technology or similar technology. Although patent and intellectual property disputes in the software area have often been settled through licensing, cross-licensing or similar arrangements, costs associated with such arrangements may be substantial. There can be no assurance, however, that under such circumstances, a license would be available under commercially reasonable terms or at all. Any litigation involving Pure Atria, whether as plaintiff or defendant, regardless of the outcome, may result in substantial costs and expenses to Pure Atria and significant diversion of effort by Pure Atria's technical and management personnel. In addition, there can be no assurance that litigation, either instituted by or against Pure Atria, will not be necessary to resolve issues that may arise from time to time in the future with other competitors. Any such litigation could have a material adverse effect upon Pure Atria's business, operating results and financial condition.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------

     The executive officers of the Company and their ages, as of March 1, 1997 are as follows:


NAME                            AGE                    POSITION
----                            ---                    --------
Reed Hastings................    36   President and Chief Executive Officer
Chuck Bay....................    39   Vice President, Finance, Chief Financial Officer, and Secretary
David Barrett................    40   Vice President, Worldwide Sales
W. Geoffrey Stein............    38   Vice President and General Counsel


     The Company's executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is a full time employee of the Company. There is no family relationship between any executive officer or director of the Company.

     MR. HASTINGS has since October 1991 been President and Chief Executive Officer and a director of Pure Atria, which he founded. From October 1990 to September 1991, Mr. Hastings was initially a full-time employee and later a part-time consultant at ADAPTIVE, Inc., a manufacturer of high speed communication switching products.

     MR. BAY has been Vice President, Finance, and Chief Financial Officer of Pure Atria since January 1995, and Secretary since March 1995. Prior to August 1996, Mr. Bay had also served as General Counsel of Pure Atria since January 1995. From April 1994 to January 1995, Mr. Bay held various positions with Software Alliance Corporation, a software development and integration company, most recently as President and Chief Operating Officer. From April 1993 to April 1994, Mr. Bay held various positions with Spatial Technology, Inc., a software development company, most recently as President and Chief Financial Officer. From April 1989 to April 1993, Mr. Bay held various positions, including Treasurer, of NeXT Computer, Inc., a software development company.

     MR. BARRETT has been Vice President, Worldwide Sales, since January 1997. From March 1996 to January 1997 Mr. Barrett served as Vice President of sales, marketing and service at Nets, Inc. From June 1984 to March 1996 Mr.

Barrett held a variety of senior sales and marketing executive positions with Lotus Development Corporation, most recently Vice President of Field Sales and Services; this period includes an initial period during which Mr. Barrett headed worldwide sales at Graphics Communications, Inc., which was acquired by Lotus. Prior to Lotus Mr. Barrett held several field sales management positions at Harris/Lanier Corporation.

     MR. STEIN has served as Vice President and General Counsel of Pure Atria since August 1996. From September 1995 to August 1996, Mr. Stein was General Counsel of Atria Software, Inc. From August 1992 to August 1995, Mr. Stein held a variety of positions in the Lotus Development Corporation legal department. From September 1988 to August 1992, Mr. Stein was an attorney at the law firm of Hutchins, Wheeler & Dittmar.



                                    PART II
                                    -------


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
          ---------------------------------------------------------------------

     The information required by this item is incorporated by reference to the section entitled Corporate Information on the inside back cover of the Company's 1996 Annual Report to Stockholders.


ITEM 6.   SELECTED FINANCIAL DATA.
          -----------------------

     The information required by this item is incorporated by reference to the section entitled Selected Financial Data on page 15 of the Company's 1996 Annual Report to Stockholders.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

     The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 through 22 of the Company's 1996 Annual Report to Stockholders.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

     The information required by this item is incorporated by reference to the Consolidated Financial Statements, related notes thereto and Report of Independent Auditors on pages 23 through 38 of the Company's 1996 Annual Report to Stockholders. The Company's Annual Report to Stockholders is not deemed filed as part of this report on form 10-K except for those parts thereof specifically incorporated herein by reference.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          --------------------

     In March 1995, the Board of Directors authorized the Company to retain KPMG Peat Marwick LLP as its independent auditors and replace Coopers & Lybrand L.L.P. The reports of Coopers & Lybrand for the years ended September 30, 1992, 1993 and 1994 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or application of accounting principles. During the years ended September 30, 1993 and 1994 and through the date of dismissal, there were no disagreements with Coopers & Lybrand L.L.P. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to their satisfaction, would have caused them to make reference to the subject matter of the disagreements in connection with their report.

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
          -----------------------------------------------

     The information required by this item concerning the Company's directors is incorporated by reference to the information set forth in the section entitled "Election of Directors--Nominees" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1996, except that the information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" at the end of Part I of this Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

     The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the section entitled "Executive Officer Compensation" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

     The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Management and Certain Beneficial Owners" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

     The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the sections entitled "Employment Contracts" and "Pure Atria Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1996.

                                    PART IV
                                    -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ---------------------------------------------------------------

     (a) The following documents are filed as part of this Form 10-K:

         1. Financial Statements. The following consolidated financial
            --------------------
            statements of the Company and the Report of Independent Auditors are incorporated by reference to pages 23 through 38 of the Company's 1996 Annual Report to Stockholders:

            Report of KPMG Peat Marwick LLP, Independent Auditors

            Consolidated Balance Sheets--December 31, 1996 and 1995

            Consolidated Statements of Operations--Years ended December 31, 1996, 1995 and 1994

            Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity--Three year period ended December 31, 1996

            Consolidated Statements of Cash Flows--Years ended December 31, 1996, 1995 and 1994

            Notes to Consolidated Financial Statements

         2. Financial Statement Schedule. The following financial statement
            ----------------------------
            schedule of the Company for the three years ended December 31, 1996 and filed as part of this Form 10-K should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of the Company.

               Report of  KPMG Peat Marwick LLP, Independent Auditors  S-1

               Schedule II  Valuation and Qualifying Accounts          S-2

            Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

         3. Exhibits:  See Item 14(c) below.
            --------

     (b) Reports on Form 8-K.  Report on Form 8-K dated February 18, 1997 filed
         -------------------
         with respect to the acquisition of Integrity QA Software, Inc. by the Company on January 31, 1997.

     (c) Exhibits.  The exhibits listed on the accompanying index to exhibits
         --------
         immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Form 10-K.

     (d) Financial Statement Schedules.  See Item 14(a) above.
         -----------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March 1996.

                                 PURE ATRIA CORPORATION

                                 By:  /s/ CHUCK BAY
                                      -----------------------------------------
                                      Chuck Bay
                                      Vice President, Finance, Chief Financial
                                      Officer, and Secretary

                               POWER OF ATTORNEY

     KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Reed Hastings and Chuck Bay and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         SIGNATURES                          TITLE                      DATE
-----------------------------   --------------------------------   --------------
 /s/  PAUL LEVINE               Chairman of the Board              March 27, 1997
-----------------------------
       Paul Levine

 /s/  REED HASTINGS             Director, President and Chief      March 27, 1997
-----------------------------   Executive Officer (principal
      Reed Hastings             executive officer)

 /s/  CHUCK BAY                 Vice President, Finance, Chief     March 27, 1997
-----------------------------   Financial Officer, and
      Chuck Bay                 Secretary  (principal financial
                                and accounting officer)

 /s/  AKI FUJIMURA              Director                           March 27, 1997
-----------------------------
       Aki Fujimura

 /s/  DAVID A. LITWACK          Director                           March 27, 1997
-----------------------------
       David A. Litwack

 /s/  LOUIS J. VOLPE            Director                           March 27, 1997
-----------------------------
       Louis J. Volpe

 /s/  THOMAS A. JERMOLUK        Director                           March 27, 1997
-----------------------------
     Thomas A. Jermoluk

                               Director                            March 27, 1997
-----------------------------
     Larry W. Sonsini

                                      15

             REPORT OF  KPMG PEAT MARWICK LLP, INDEPENDENT AUDITORS


The Board of Directors
Pure Atria Corporation:

Under date of January 21, 1997, except as to Note 2, which is as of February 3, 1997, we reported on the consolidated balance sheets of Pure Atria Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the December 31, 1996 annual report on Form 10-
K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the index under Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                             /s/ KPMG PEAT MARWICK LLP

San Jose, California
January 21, 1997, except as to Note 2,
  which is as of February 3, 1997

                                  SCHEDULE II

PURE ATRIA
VALUATION AND QUALIFYING  ACCOUNTS
(IN THOUSANDS)
-----------------------------------------------------------------------------

                                                                        Additions
                                                                  ------------------------
                                                    Balance at      Charged to    Charged                    Balance
                                                    beginning       costs and     to other                   at end of
Description                                          of year        expenses      accounts     Deductions    year
-----------                                        -----------      ----------    --------     ----------    ---------
YEAR ENDED DECEMBER 31, 1996
  Allowance for doubtful accounts and returns      $838             2,380         ----         (1,177)       $2,041

YEAR ENDED DECEMBER 31, 1995
  Allowance for doubtful accounts and returns      $592               829         ----         (583)         $838

YEAR ENDED DECEMBER 31, 1994
  Allowance for doubtful accounts and returns      $312               442         ----         (162)         $592


                            PURE ATRIA CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 1996


                               INDEX TO EXHIBITS
                               -----------------



 EXHIBIT                                                                                SEQUENTIAL
 NUMBER              EXHIBIT DESCRIPTION                                                PAGE NUMBER
                     -------------------                                                -----------
  2.1    Agreement and Plan of Reorganization between Registrant and Integrity
         QA Software, Inc. ("Integrity") dated as of November 17, 1996 (which is incorporated herein by reference to Registrant's Registration Statement on Form S-4, Registration No. 333-19319).

  2.2    Agreement and Plan of Reorganization among Registrant and QualTrak
         Corporation, dated February 17, 1995 (which is incorporated herein by reference to Registrant's Registration Statement on Form S-1,
         Registration No. 33-93254 ("Registrant's 1995 S-1").

  2.3 Agreement and Plan of Reorganization, dated as of October 19, 1995, by and among Pure Software Inc., a Delaware corporation, Performix, Inc., a Maryland corporation, and Empower Acquisition Corp., a California corporation (which is incorporated herein by reference to Registrant's
         Current Report on Form 8-K filed December 5, 1995).

  2.4    Agreement of Merger filed on November 21, 1995 between Empower
         Acquisition Corp and Performix, Inc. (which is incorporated herein by reference to Registrant's Current Report on Form 8-K filed December 5,
         1995).

  2.5    Agreement and Plan of Reorganization dated as of June 6, 1996 among
         Registrant, CST Acquisition Corporation and Atria Software, Inc. (which is incorporated herein by reference to Registrant's Current Report on Form 8-K filed June 14, 1996).

  3.1    Restated Certificate of Incorporation of Registrant, as filed November
         21, 1995 (which is incorporated herein by reference to Registrant's
         Annual Report on Form 10-K filed March 29, 1996 ("Registrant's 1996 10-
         K")).

  3.2 Bylaws of the Registrant (which is incorporated herein by reference to Registrant's 1995 S-1).

  4.1    Reference is made to Exhibits 3.1 and 3.2.

  4.2    Second Amended and Restated Investors' Rights Agreement among
         Registrant and the investors and the founders named therein, dated
         March 17, 1995 (which is incorporated herein by reference to Registrant's 1995 S-1).

  4.3 Amendment to the Series A Stock Purchase Agreement among Registrant and the investors named therein, dated March 17, 1995 (which is incorporated herein by reference to Registrant's 1995 S-1).

  4.4 Specimen Common Stock Certificate (which is incorporated herein by reference to Registrant's 1995 S-1).

 10.1+ Form of Indemnification Agreement entered into between the Registrant and its officers and directors (which is incorporated herein by reference to Registrant's 1995 S-1).

 10.2+ The Registrant's 1992 Stock Option/Stock Issuance Plan (which is incorporated herein by reference to Registrant's 1995 S-1).

 10.3+ The Registrant's 1995 Stock Option Plan, as amended (which is incorporated herein by reference to Registrant's 1995 S-1).

 10.4+ The Registrant's Employee Stock Purchase Plan (which is incorporated herein by reference to Registrant's 1995 S-1).


 10.5+ The Registrant's Management by Objective Incentive Program (which is incorporated herein by reference to Registrant's 1995 S-1).

 10.6 Office Lease, dated July 28, 1992, between Registrant and De Anza and Amendments to the Office Lease between Registrant and De Anza, dated January 15, 1993 and March 31, 1995 (which is incorporated herein by reference to Registrant's 1995 S-1).

 10.7* Letter of agreement between Registrant and Empower K.K., dated November 17, 1994 (which is incorporated herein by reference to Registrant's 1995 S-1).

 10.8* Internal Use Source License Agreement between Registrant and ParcPlace Systems, Inc., dated January 12, 1994 (which is incorporated herein by reference to Registrant's 1995 S-1).

 10.9* Developer Program Terms and Conditions between Registrant and Silicon Graphics, Inc. and First Addendum thereto, dated June 20, 1994 (which is incorporated herein by reference to Registrant's 1995 S-1).

 10.10* Wind/U Software License Agreement between Bristol Technology Inc. and Registrant, dated January 9, 1995 (which is incorporated herein by reference to Registrant's 1995 S-1).

 10.11*+ Loan Agreement between Registrant and David E. Anderson, dated April 17, 1995 (which is incorporated herein by reference to Registrant's 1995 S-1).

 10.12 Form of Shrinkwrap License Agreements (which is incorporated herein by reference to Registrant's 1995 S-1).

 10.13 License Agreement between Registrant and CenterLine Software Inc., dated August 8, 1994 (which is incorporated herein by reference Registrant's 1995 S-1).

 10.14 Credit Terms and Conditions with Addendum, between Registrant Imperial Bank and Promissory Note issued by Registrant thereunder, as amended, dated March 3, 1994 (which is incorporated herein by reference to Registrant's 1995 S-1).

 10.15* Security and Loan Agreement and ancillary documents thereto, between Registrant and Imperial Bank (which is incorporated herein by reference to Registrant's 1995 S-1).

 10.16* Settlement and License Agreement between Registrant and Microsystems, Inc., dated July 27, 1995 (which is incorporated herein by reference to Registrant's 1995 S-1).

 10.17+ Stock Option Agreements dated as of June 6, 1996 between and Atria Software, Inc. (which is incorporated herein by reference to Registrant's Current Report on Form 8-K filed June 14, 1996).

 10.18+ Pure Atria Corporation Employee Retention Policy (which is incorporated herein by reference to Registrant's Registration Statement on Form S-4, Registration No. 333-08695).

 10.19 Office Lease dated October 2, 1996 between Registrant and Tandem Computers Incorporated (which is incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 ("Registrant's 1996 Q3 10-Q").

 10.20 Office Lease dated September 23, 1996 between Atria Software, Inc. and Advent Realty Limited Partnership (which is incorporated herein by reference to Registrant's 1996 Q3 10-Q).

 10.21+ Letter Agreement dated August 26, 1996 between the Registrant and Aki Fujimura (which is incorporated herein by reference to Registrant's 1996 Q3 10-Q).

 10.22 Amendment to Office Lease dated September 23, 1996, between Atria Software, Inc. and Advent Realty Limited Partnership (which is incorporated herein by reference to Registrant's 1996 Q3 10-Q).

 10.23+ Letter Agreement dated December 31, 1996 between the Registrant and Paul Levine.

 11.1     Computation of Pro Forma Net Income (Loss) Per Share.

 13.1 Annual Report to Stockholders for Year Ended December 31, 1996 (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).

 21.1+    Subsidiaries of the Registrant.

 23.1     Consent of KPMG Peat Marwick LLP, Independent Auditors.

 24.1+    Power of Attorney (included in page 16).

 27.1     Financial Data Schedule



* Confidential treatment has been previously granted for certain portions of these exhibits.

+ Indicates management compensatory plan, contract or arrangement.