Form 10-K/A
period 1996-12-31
PURE ATRIA CORP
filed 1997-04-25
CIK 946487

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
(Mark One)

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

                                  PART III
                                  --------



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
          ------------------------------------------------



     The information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" at the end of Part I of this Form 10-K.


     The name of and certain information regarding each director of the Company is set forth below. There are no family relationships among directors or executive officers of the Company.


            NAME                AGE(1)             PRINCIPAL OCCUPATION
-----------------------------   ------   ----------------------------------------

Paul Levine..................    42      Chairman of the Board of Directors of
                                         the Company
Reed Hastings................    36      President and Chief Executive Officer
                                         of the Company
Louis J. Volpe...............    47      Sr. Vice President of Sales & Marketing
                                         for GeoTel Communications Corp.
David A. Litwack.............    49      President of Sybase Powersoft Division,
                                         Sr. Vice President of Sybase
Thomas A. Jermoluk...........    40      President, Chief Executive Officer,
                                         Chairman of the Board of Directors of
                                         @Home Networks
Aki Fujimura.................    39      Director of the Company

----------------
(1) As of March 1, 1997.

     Mr. Levine has been Chairman of the Board of Directors of the Company since August 1996. From February 1990 through August 1996, Mr. Levine was President, Chief Executive Officer and a Director of

Atria Software, Inc., which he co-founded.

     Mr. Hastings has been, since October 1991, President, Chief Executive Officer and a Director of the Company, which he founded. From October 1990 to September 1991, Mr. Hastings was initially a full-time employee and later a part-time consultant at ADAPTIVE, Inc., a manufacturer of high speed communication switching products.

     Mr. Litwack has been a director of the Company since August 1996, and was a director of Atria Software, Inc. from March 1994 through August 1996. Since July 1995, Mr. Litwack has been Senior Vice President of Sybase, Inc., a database software company. Since January 1994, Mr. Litwack has been President of the Powersoft Division of Sybase. From January 1992 to January 1994, Mr. Litwack was the President of Powersoft Corporation. From 1988 to January 1992, Mr. Litwack was the Senior Vice President, Research and Development of Powersoft Corporation.

     Mr. Volpe has been a director of the Company since August 1996, and was a director of Atria Software, Inc., from March 1993 through August 1996. Since May 1996, Mr. Volpe has been Senior Vice President of Sales and Marketing of GeoTel Communications Corporation. From February 1995 to April 1996, Mr. Volpe was Vice President of Marketing of GeoTel Communications Corporation. From May 1993 to January 1995, Mr. Volpe was the Senior Vice President of Marketing and Operations of Parametric Technology Corporation. From September 1989 to May 1993, Mr. Volpe was the Vice President of Marketing and Operations of Parametric Technology Corporation. Mr. Volpe is also a director of Softdesk, Inc.

     Mr. Jermoluk has been a director of the Company since February 1996. Since August 1996, Mr. Jermoluk has been Chairman of the Board, President and Chief Executive Officer of @Home Networks. From 1994 to August 1996, Mr. Jermoluk was President and Chief Operating Officer of Silicon Graphics, Inc. ("SGI"). From 1991 to 1994, he was Executive Vice President of SGI, and from 1988 to 1991, he was Vice President and General Manager of SGI's Advanced System Division. From October 1993 to August 1996 he was a director of SGI. He is currently a director of Forte Software, Inc.

     Mr. Fujimura has served as a director of the Company since October 1996 and was also a director the Company from April 1993 to August 1996. From December 1995 through August 1996, he served as Vice President, Systems Business Unit and Customer Satisfaction Group of the Company. From April 1993 until December 1995, he was Vice President, Engineering of Pure Software, Inc. From 1988 until April 1993, Mr. Fujimura held various positions at Cadence Design Systems, Inc., an electronic design automation company, most recently as Vice President, Framework Group. Mr. Fujimura is also a director of Bristol Technology, Inc.


Compliance With Section 16(a) Of The Exchange Act
-------------------------------------------------

     Section 16(a) of the Exchange Act ("Section 16(a)") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all such forms that they file.

     Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during fiscal 1996 all Section 16(a) filing requirements applicable to its officers, directors and ten-percent stockholders were complied with, except that Mr. Fujimura reported a total of 11 transactions late in a total of 6 Forms 4.



ITEM 11.  EXECUTIVE COMPENSATION.
          -----------------------

The information required by this item regarding employment agreements is incorporated by reference to the information set forth in the section entitled "Certain Relationships And Related Transactions" at the end of Part III of this Form 10-KA.

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information concerning total compensation of the Chief Executive Officer of the Company and each of the five most highly compensated executive officers of the Company during the last year (the "Pure Atria Named Officers"), for services rendered to the Company in all capacities during the last three fiscal years ended December 31, 1996:

                                                                                 Long Term
                                                                                Compensation
                                                                                  Awards
                                                                                  Securities
                                                                                 Underlying           All Other
      Name and Principal Position                Year     Salary    Bonus         Options          Compensation(1)

  Reed Hastings...........................      1996      160,000    71,288             --               188(3)
    President, Chief Executive                  1995      145,208    23,000             --               208(3)
    Officer and Director                        1994      125,000    42,500             --                32(3)

  Paul H. Levine(1).......................      1996      160,000   120,000      55,606(2)               510(3)
    Chairman of the Board of                    1995(4)   160,000   120,000      30,892(2)               510(3)
    Directors                                   1994(4)   150,000    49,500             --               332(3)

  Chuck Bay...............................      1996      140,000   112,475         60,000                68(3)
    Vice President, Finance, Chief              1995      122,167    27,094        180,000                69(3)
    Financial Officer and Secretary             1994           --        --             --                --

  W. Geoffrey Stein(5)....................      1996      124,667    20,000         54,833(2)         75,304(6)
    Vice President and General                  1995           --        --             --                --
    Counsel                                     1994           --        --             --                --

  David E. Anderson(7)...................       1996      118,731    93,985         55,000           100,818(8)
    Former Vice President, North                1995       83,425    53,103        200,000                70(3)
                                                1994           --        --             --                --

  Aki Fujimura(9)........................       1996      139,632    60,125        100,000           261,111(8)
    Director and former Vice                    1995      140,000    31,000             --               221(3)
    President, Systems Business                 1994      130,000    41,000             --               202(3)
    Unit and Customer Satisfaction

Group
----------------
(1) Mr. Levine was President and Chief Executive Officer of Atria until the combination of Atria Software, Inc. and Pure Software, Inc., in a merger transaction effective August 26, 1996, (the "Pure Atria Combination"), when he became Chairman of the Board of the Company.
(2) Represents the number of shares of PASW Common Stock underlying an option that was originally granted by Atria for Atria capital stock. Such option was assumed by the Company in connection with the Pure Atria Combination and was adjusted to reflect the exchange ratio for the Pure Atria Combination.
(3) Consists of premiums for term life insurance.
(4) The compensation information for this year represents compensation earned by Mr. Levine for services rendered to Atria in such year.
(5) Mr. Stein was General Counsel of Atria until the Pure Atria Combination, when he became Vice President and General Counsel of the Company.
(6) Consists of $75,000 in reimbursement for relocation expenses and $304 in premiums for term life insurance.
(7) Mr. Anderson resigned as an executive officer of the Company effective August 1996.
(8) Includes $167 and $68 of premiums for term life insurance for Mr. Fujimura and Mr. Anderson, respectively, and payments under agreements relating to employment. See "--Employment Contracts."
(9) Mr. Fujimura resigned as an executive officer of the Company effective August 1996. He is currently a Director of the Company.

OPTION GRANTS IN LAST FISCAL YEAR


     The following table sets forth, as to the Pure Atria Named Officers, information concerning stock options granted during the year ended December 31, 1996.

                                                                                                      POTENTIAL REALIZABLE VALUE AT
                                                                                                      ASSUMED ANNUAL RATES OF STOCK
                                                                                                      PRICE APPRECIATION FOR OPTION
                                                          INDIVIDUAL GRANTS                                      TERM(2)
                                   Number of
                                   Securities         Percent of Total
                                   Underlying         Options Granted
                                    Options           to Employees in       Exercise     Expiration
                     Name           Granted             Fiscal Year          Price         Date            5%              10%
-----------------------------      ------------      ----------------       -------      ----------    -----------       ---------

Reed Hastings................             --                    --               --          --              --                --
Paul H. Levine...............       55,606(3)                   1.2%         $ 21.69     01/30/06      $  758,506        $1,922,203
Chuck Bay....................       60,000(5)                   1.3           23.625     11/21/06         891,458         2,259,130
W. Geoffrey Stein............        3,861(3)                    .1            21.69     01/30/06          52,667           133,468
                                    50,972(4)                   1.1            21.69     07/25/06         695,295         1,762,014
David E. Anderson............       55,000(5)                   1.1            27.75     01/26/06         959,850         2,432,449
Aki Fujimura.................      100,000(5)                   2.1            27.75     01/26/06       1,745,183         4,422,635

-----------------

(1) Options may terminate before their expiration upon the termination of optionee's status as an employee or consultant, the optionee's death or an acquisition of the Company.
(2) Under rules promulgated by the Commission, the amounts in these two columns represent the hypothetical gain that would exist for the options in this table based on assumed stock price appreciation from the date of grant until the end of such options' ten-year term at assumed annual rates of 5% and 10%. Annual compounding results in total appreciation of 63% (at 5% per year) and 159% (at 10% per year). If the price of PASW Common Stock were to increase at such rates from the price at 1996 year end ($24.75 per share) over the next 10 years, the resulting stock price at 5% and 10% appreciation would be $40 and $64, respectively. The 5% and 10% assumed annual rates of appreciation do not represent the Company's estimate or projection of future stock price growth.
(3) These options are nonstatutory, were granted under the Atria 1994 Stock Plan and have exercise prices equal to the fair market value on the date of grant. All such options have ten-year terms and vest in a series of equal quarterly installments over the next five years of employment. In connection with the Pure Atria Combination, vesting was accelerated by two and one-half years.
(4) These options are either nonstatutory or incentive stock options, were granted under the Atria 1994 Stock Option Plan and have exercise prices equal to the fair market value on the date of grant. All such options have ten-year terms and vest in a series of equal monthly installments over the next 48 months of employment.
(5) These options are either nonstatutory or incentive stock options, were granted under the Pure Atria Option Plan and have exercise prices equal to the fair market value on the date of grant. All such options have ten-year terms, are exercisable immediately upon grant, and are subject to the Company's repurchase option which lapses as to 25% of the option shares upon completion of one year of service from the vesting commencement date and as to the balance of the option shares in a series of equal monthly installments over the next 36 months of employment thereafter, except for the options of Mr. Fujimura and Mr. Anderson, whose option vesting periods were accelerated in connection with their respective resignations as executive officers of the Company. See "Employment Contracts."

OPTION EXERCISES AND HOLDINGS

     The following table sets forth, as to the Pure Atria Named Officers, certain information concerning stock options exercised during fiscal 1996 and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 1996. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of PASW Common Stock as of December 31, 1996.


           Name                   Shares        Value           Number of Securities            Value of
                                Acquired on    Realized          Underlying Unexercised       In-The-Money Options at
                                 Exercise                      Options at Fiscal Year-End        Fiscal Year End(1)

                                                               Exercisable  Unexercisable     Exercisable  Unexercisable
Reed Hastings                           --           --               --              --               --               --
Paul H. Levine                          --           --          139,632          24,096       $2,374,116         $130,547
Chuck Bay                           60,000   $1,631,938          120,750          58,750        2,779,781           66,094
W. Geoffrey Stein                    2,000       15,850           33,621          56,282          115,523          176,764
David E. Anderson                   30,000      876,642          119,062              --        2,066,250               --
Aki Fujimura                       175,000    5,314,637          412,183          52,417        8,994,682               --

(1) Market value of underlying securities based on the closing price of PASW Common Stock on December 31, 1996 on Nasdaq of $24.75 minus the exercise price.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee was formed in May 1995 and is currently composed of Mr. Jermoluk, Mr. Volpe and Mr. Litwack. No interlocking relationship exists between any member of the Company's Board of Directors or Compensation Committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is or was formerly an officer or an employee of the Company or its subsidiaries.

COMPENSATION OF DIRECTORS

     Directors do not receive additional monetary compensation for their services as directors of the Company.

     Nonemployee directors participate in the Company's 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan was adopted by the Board of Directors in May 1995 and approved by the stockholders in July 1995. The 1995 Plan provides for an automatic grant of a nonstatutory stock option to purchase 15,000 shares of Common Stock to a nonemployee director (an "Initial Option"). For directors holding their positions as of the date on which the Underwriting Agreement was signed in connection with the Company's initial public offering, the Initial Option was granted on such date, and for directors who become such after such date, the Initial Option is granted on the date of the first meeting on which such individual participates as a director. An Initial Option has a term of ten years, is immediately exercisable subject to a repurchase option in favor of the Company, and vests (i.e., is released from the Company's repurchase option) annually in equal fractions over four years, provided the Board member continues to serve as such on each anniversary of the Initial Option's date of grant. In addition, at each annual stockholders meeting, beginning in 1996, each nonemployee director will automatically be granted at that meeting, whether or not he or she is standing for re-election at that particular meeting, a stock option to purchase 5,000 shares of Common Stock (a "Subsequent Option"), provided such individual has served on the Board for at least six months prior to such meeting. Each Subsequent Option has a term of ten years, is immediately exercisable subject to a repurchase option in favor of the Company, and vests (i.e., is released from the Company's repurchase option) in full on the first anniversary of its date of grant, provided the Board member continues to serve as such on such anniversary date. The exercise price of each option granted to directors under the 1995 Plan equals 100% of the fair market value of the Common Stock, based on the closing sales price of the Common Stock as reported on the Nasdaq National Market on the date of grant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------------------------------------

          BENEFICIAL SECURITY OWNERSHIP OF MANAGEMENT
                  AND CERTAIN BENEFICIAL OWNERS

     The following table sets forth the beneficial ownership of Common Stock of the Company as of April 1, 1997 for the following: (i) each person or entity who is known by the Company to own beneficially more than 5% of the outstanding shares of the PASW Common Stock ("Principal Stockholders"); (ii) each of the Company's directors; (iii) each of the officers named in the Summary Compensation Table ("Named Officers"); and (iv) all directors and executive officers of the Company as a group.

                  NAME                         SHARES            PERCENTAGE
                                           ---------------   -------------------
                                            BENEFICIALLY        BENEFICIALLY
                                           ---------------   -------------------
                                              OWNED(1)             OWNED
                                           ---------------   -------------------
Amerindo Investment Advisors Inc.(2)(3).      4,629,435                    10.6%
  One Embarcadero Center, Suite 2300

  San Francisco, CA 94111
Reed Hastings(4)........................      4,080,000                     9.4
  c/o Pure Atria Corporation
  1309 South Mary Avenue
  Sunnyvale, CA 94087

Pilgrim Baxter & Associates(2).........       3,865,257                     8.9
   1255 Drummers Lane
   Suite 300
   Wayne, PA 19087

Warburg, Pincus Counsellors, Inc.(2)....      3,401,730                     7.8
  466 Lexington Avenue
  New York, NY 10017

Price T. Rowe Associates Inc.(2)........      2,184,244                     5.0
   100 East Pratt St.
   Baltimore, MD  21202

Paul H. Levine(5).......................        386,943                       *
Louis J. Volpe(6).......................         66,292                       *
David A. Litwack(7).....................          8,063                       *
Thomas A. Jermoluk(8)...................         15,000                       *
Aki Fujimura(9).........................        446,383                     1.0
Chuck Bay(10)...........................        137,000                       *
W. Geoffrey Stein(11)...................         41,650                       *

All directors and executive officers as
 a group: (8 persons)(12)...............      5,181,331                    11.9

------------------
*   Represents less than 1% of the outstanding shares of the Company.
(1) The number and percentage of shares beneficially owned is determined under rules of the Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty days of April 1, 1997 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.
(2) This information was obtained from filings made with the Commission pursuant to Sections 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended.
(3) These securities are owned in the aggregate by Amerindo Investment Advisors Inc., a California corporation, Amerindo Advisors (U.K.) Limited, Amerindo Investment Advisors, Inc., a Panama corporation, the Amerindo Advisors (U.K.) Limited Retirement Benefits Scheme, Alberto W. Vilar, Gary A. Tanaka, James P.F. Stableford and Renata Le Port; however, these stockholders expressly disclaim that they are, in fact the beneficial owner of all but 7,723 shares of such securities.
(4) Mr. Hastings is also President, Chief Executive Officer and a director of the Company.

(5) Includes 148,282 shares of PASW Common Stock subject to options exercisable within sixty days of April 1, 1997.
(6) Includes 44,206 shares of PASW Common Stock subject to options exercisable within sixty days of April 1, 1997.
(7) Represents shares of PASW Common Stock subject to options exercisable within sixty days of April 1, 1997.
(8) Represents shares of PASW Common Stock subject to options exercisable within sixty days of April 1, 1997.
(9) Includes 342,183 shares of PASW Common Stock subject to options exercisable within sixty days of April 1, 1997.
(10) Includes 107,000 shares of PASW Common Stock subject to options exercisable within sixty days of April 1, 1997.
(11) Includes 41,171 shares of PASW Common Stock subject to options exercisable within sixty days of April 1, 1997.
(12) Includes 705,905 shares of PASW Common Stock subject to options exercisable within sixty days of April 1, 1997 held by executive officers and directors of the Company.

Change in Control

Rational Software Corporation has entered into a definitive agreement to acquire Pure Atria Corporation to create a leading software company, operating worldwide, whose products automate the component-based development of software applications. Under the terms of the acquisition agreement, all of the outstanding shares of Pure Atria common stock will be exchanged for shares of Rational on the basis of 0.90 shares of Rational stock for each share of Pure Atria stock. Outstanding options to purchase Pure Atria stock will be converted at the exchange ratio into Rational options. The transaction is expected to be accounted for as a pooling of interests and to qualify as a tax-free reorganization. Rational expects to recognize a one-time charge related to certain merger costs and related expenses in the second quarter of its fiscal 1998.

The board members and officers of Pure Atria will agree to vote their shares in favor of the acquisition. Furthermore, Pure Atria and Rational have granted reciprocal options to purchase newly issued shares equal to approximately 19.9 percent of each of the issuing company's currently outstanding shares, which are exercisable upon certain events. Completion of the transaction is subject to customary conditions, including approval by the stockholders of Rational and Pure Atria and Hart-Scott-Rodino review. The merger is expected to close in the third quarter of calendar 1997.

Paul D. Levy, a founder, will continue as Rational's chairman and chief executive officer and Michael T. Devlin, a founder, will continue as Rational's president. Robert T. Bond, a thirteen-year veteran with Rational, will continue as the company's chief operating and financial officer. Upon completion of the merger, Reed Hastings, a founder, president, and chief executive officer of Pure Atria, will become Rational's chief technical officer. Pure Atria's principal lines of business, which focus on automating software quality and test and software configuration management, will become new Rational business units within Rational's Products Group. The Pure Atria sales and services operation will be integrated into Rational's worldwide field sales operation to form a single, unified sales force managed by Rational's senior vice president for worldwide field operations, John Lovitt, a twelve-year veteran with the company. Rational's board of directors will continue in place following completion of the acquisition.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

     In August 1996, the Company entered into agreements with Mr. Fujimura and Mr. Anderson. Mr. Fujimura's agreement provided for a payment and for the acceleration of the vesting of his options in connection with the transition of his role from that of an executive officer to that of an independent Director of, and his agreement to refrain from competing in certain respects with, the Company. Mr. Anderson's agreement provided for certain payments, the acceleration of the vesting of his options, and the forgiveness of a loan with an outstanding principal amount of $100,750 in connection with his agreement to refrain from competing with, and certain consulting services to be provided by him to, the Company. See "Summary Compensation Table." In December 1996, the Company entered into an agreement with Mr. Levine that provided for a payment in connection with the transition of his role from that of an executive officer to that of an independent Director of, and his agreement to refrain from competing in certain respects with, the Company. Payment under this agreement was made in 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of April 1997.

                            PURE ATRIA CORPORATION

                            By:   /s/ CHUCK BAY
                                 -----------------------------------------
                                  Chuck Bay
                                  Vice President, Finance, Chief Financial
                                  Officer, and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         SIGNATURES                                       TITLE                                DATE
         ----------                                       -----                               -----

 /s/   PAUL LEVINE*                       Chairman of the Board                          April 24, 1997
-----------------------------
       Paul Levine

 /s/   REED HASTINGS*                    Director, President and Chief                  April 24, 1997
-----------------------------            Executive Officer (principal
       Reed Hastings                     executive officer)

 /s/   CHUCK BAY                         Vice President, Finance, Chief                 April 24, 1997
-----------------------------            Financial Officer, and Secretary
       Chuck Bay                         (principal financial and
                                         accounting officer)

 /s/   AKI FUJIMURA*
-----------------------------            Director                                       April 24, 1997
       Aki Fujimura

 /s/   DAVID A. LITWACK*                 Director                                       April 24, 1997
-----------------------------
       David A. Litwack

 /s/   LOUIS J. VOLPE*                   Director                                       April 24, 1997
-----------------------------
       Louis J. Volpe

 /s/   THOMAS A. JERMOLUK*               Director                                       April 24, 1997
-----------------------------
       Thomas A. Jermoluk

* By: /s/  CHUCK BAY
-----------------------------
           CHUCK BAY
       ATTORNEY-IN-FACT