Form 10-Q
period 1997-03-31
PURE ATRIA CORP
filed 1997-05-14
CIK 946487

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

                 For the quarterly period ended March 31, 1997

                         Commission File Number 0-26212

                         ______________________________

                             PURE ATRIA CORPORATION
              (Exact name of registrant specified in its charter)

           DELAWARE                                    94-3141575
_______________________________          ______________________________________
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

                              18880 HOMESTEAD ROAD
                          CUPERTINO, CALIFORNIA  95014
                    (Address of principal executive offices)
                           TELEPHONE:  (408) 863-9900
              (Registrant's telephone number, including area code)

                             ---------------------

                            1309 SOUTH MARY AVENUE
                          SUNNYVALE, CALIFORNIA 94087
         (Former name or former address, if changed since last report)

                             ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]    No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     43,183,741 shares of Common Stock, $.0001 par value, as of May 1, 1997

================================================================================

                             PURE ATRIA CORPORATION

                                   FORM 10-Q

                                     INDEX

PART I.  FINANCIAL INFORMATION                                          PAGE NO.
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         March 31, 1997 and December 31, 1996..........................   2

         Condensed Consolidated Statements of Operations
         For the three months ended March 31, 1997 and 1996............   3

         Condensed Consolidated Statements of Cash Flows
         For the three months ended March 31, 1997 and 1996............   4

         Notes to Condensed Consolidated Financial Statements..........   5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................   7


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..............................   13

SIGNATURES.............................................................   14

INDEX TO EXHIBITS......................................................   15

PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements


                    PURE ATRIA CORPORATION AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                            MARCH 31,     DECEMBER 31,
                                            --------      -----------
                                              1997            1996
                                              ----            ----
                   ASSETS
Current assets:
 Cash and cash equivalents..............   $ 16,900       $ 17,363
 Short-term investments.................     63,621         80,014
 Accounts receivable, net...............     25,510         29,478
 Prepaid expenses and other current           3,330          3,526
  assets................................
 Deferred tax assets....................      9,054          9,054
                                           --------       --------
  Total current assets..................    118,415        139,435
Property and equipment, net.............     17,022         12,974
Other assets, net.......................      1,495          1,541
                                           --------       --------
  Total assets..........................   $136,932       $153,950
                                           ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable.......................      3,861          3,802
 Accrued payroll and related expenses...      8,581          8,987
 Accrued merger and integration expenses     11,361         15,371
 Other accrued expenses.................      8,074         10,003
 Deferred revenue.......................     25,292         24,281
 Income taxes...........................      2,244          1,308
                                           --------       --------
    Total current liabilities...........     59,413         63,752
                                           --------       --------

Stockholders' equity:
    Common stock........................          4              4
    Additional paid-in capital..........    130,785         99,847
    Cumulative translation adjustment...     (1,287)          (831)
    Accumulated deficit.................    (51,983)        (8,822)
                                           --------       --------
    Total stockholders' equity..........     77,519         90,198
                                           --------       --------
Total liabilities and stockholders'
 equity.................................   $136,932       $153,950
                                           ========       ========

    See accompanying notes to condensed consolidated financial statements.

                    PURE ATRIA CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           THREE MONTHS ENDED
                                           -------------------
                                                MARCH 31,
                                           -------------------
                                             1997       1996
                                           ---------   -------

Revenues:
 Product................................   $ 18,273    $20,164
 Maintenance and other..................     11,762      8,466
                                           --------    -------
    Total revenues......................     30,035     28,630
                                           --------    -------
Cost of revenues:
 Product................................        839        561
 Maintenance and other..................      3,974      2,253
                                           --------    -------
    Total cost of revenues..............      4,813      2,814
                                           --------    -------
    Gross margin........................     25,222     25,816
                                           --------    -------
Operating expenses:
 Sales and marketing....................     13,741     13,227
 Research and development...............      6,448      5,185
 General and administrative.............      2,772      2,335
 In-process research and development
   and merger related costs.............     45,187        ---
                                           --------    -------
    Total operating expenses............     68,148     20,747
                                           --------    -------
Income (loss) from operations...........    (42,926)     5,069
Other income............................        907        761
                                           --------    -------
    Income (loss) before income taxes...    (42,019)     5,830
Income taxes............................      1,142      1,979
                                           --------    -------
    Net income (loss)...................   $(43,161)   $ 3,851
                                           ========    =======
Net income (loss) per share.............     $(1.02)     $0.09
                                           ========    =======
Shares used in per share computation....     42,326     43,399
                                           ========    =======

    See accompanying notes to condensed consolidated financial statements.

                    PURE ATRIA CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                  THREE MONTHS ENDED
                                                 MARCH 31,   MARCH 31,
                                                 --------    ---------
                                                   1997         1996
                                                 --------     --------
Cash flows from operating activities:
 Net (loss)..................................    $(43,161)    $  3,851
 Adjustments to reconcile net loss to
  net cash provided by operating activities:
  Depreciation and amortization..............       1,307        1,549
   Tax benefit of stock option exercises              ---          300
   In-process research and development.......      44,117
  Changes in operating assets and
   liabilities:
   Accounts receivable.......................       3,534       (3,189)
   Prepaid expenses and other current                 196         (330)
    assets...................................
   Accounts payable..........................         104        1,539
   Accrued merger and integration............      (4,436)      (1,461)
   Accrued payroll and related expenses.             (273)        (965)
   Other accrued expenses....................      (1,781)       1,010
   Deferred revenue..........................       1,343        4,047
   Income taxes..............................         936        1,488
                                                  -------      -------
    Net cash provided by operating
     activities..............................       1,886        7,839
                                                  -------      -------
Cash flows from investing activities:
 Purchases of property and equipment,
  net........................................      (5,593)      (2,959)
 Other assets................................          46         (130)
 Acquisition of Integrity QA Software,
  net of cash acquired.......................     (16,101)         ---
 Proceeds from the sale of short-term
  investments................................      97,196       16,865
 Purchases of short-term investments,
  net........................................     (80,803)     (17,600)
                                                  -------      -------
    Net cash used for investing
     activities..............................      (5,255)      (3,824)
                                                  -------      -------
Cash flows from financing activities:
 Repayment of bank borrowings, net...........         ---          (64)
 Proceeds from issuance of common
  stock, net.................................       3,348        1,654
                                                  -------      -------
    Net cash provided by financing
     activities..............................       3,348        1,590
                                                  -------      -------
Effect of foreign currency exchange
 rate changes on cash........................        (442)         (32)
                                                  -------      -------
Change in cash and cash equivalents..........        (463)       5,573
Cash and cash equivalents, beginning of
 period......................................      17,363       24,294
                                                  -------      -------
Cash and cash equivalents, end of period         $ 16,900     $ 29,867
                                                 ========     ========

Non cash investing and financing activities:
 Common stock issued in
    connection with acquisition of
     Integrity QA Software...................    $ 27,590          ---
                                                 ========     ========
Cash paid during the period for:
   taxes.....................................    $      7     $    208
                                                 ========     ========

    See accompanying notes to condensed consolidated financial statements.

                    PURE ATRIA CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state Pure Atria Corporation's (the "Company" or "Pure Atria") and its subsidiaries' condensed consolidated financial position, the results of its operations, and its cash flows for the periods presented. A merger between Atria Software Inc. ("Atria") and CST Acquisition Corporation, a wholly owned subsidiary of Pure Software, Inc., resulted in Atria becoming a wholly owned subsidiary of the Company (the "Merger") and was accounted for as a pooling of interests for reporting purposes. In connection with the Merger, the Company changed its name from Pure Software Inc. to Pure Atria Corporation.

     These financial statements should be read in conjunction with the audited consolidated financial statements included in the Pure Atria's Annual Report on Form 10-K for the year ended December 31, 1996. The consolidated results of operations for the period ended March 31, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1997.

(2)  NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed using net income (loss) and is based on the weighted average number of shares outstanding of common stock and dilutive common equivalent shares from stock options using the treasury stock method. The difference between primary and fully diluted net income (loss) per share is either not material or anti-dilutive in all periods presented.

(3)  ACQUISITIONS

Atria Software, Inc.
--------------------

     On August 26, 1996, the Company acquired Atria Software, Inc. ("Atria"), a publicly held company that develops, markets, and supports software that facilitates the management of complex software development, enhancement, and maintenance. Pursuant to the acquisition, all of the shares of outstanding common stock of Atria were exchanged for 22,238,806 shares of the Company's common stock. In addition, each outstanding option or right to purchase Atria common stock under Atria's various stock option and purchase plans were assumed by the Company and became an option or right to purchase the Company's common stock after giving effect to the 1.544615 to 1 exchange ratio. The transaction was accounted for as a pooling of interests, and accordingly, the Company's Unaudited Condensed Consolidated Financial Statements have been restated to include the financial position and results of Atria as of and for the three months ended March 31, 1996. For income tax purposes, Atria was acquired in a tax free reorganization.

Integrity QA Software, Inc.
---------------------------

     On January 31, 1997, the Company completed the acquisition of Integrity QA Software, Inc. ("Integrity"), a provider of quality assurance software tools. An aggregate of 1,237,228 shares of Pure Atria Common Stock were issued (including Pure Atria Common Stock to be reserved for issuance upon exercise of Integrity options to be assumed by Pure Atria) in exchange for (i) all of the issued and outstanding capital stock of Integrity and (ii) all unexpired and unexercised stock options to acquire capital stock of Integrity. Each outstanding share of Integrity Series A preferred stock was converted into a right to receive (i) $6.50 in cash and (ii) that fraction of a share of the Company's common stock obtained by dividing $6.50 by the average of the closing prices of the Company's common stock as quoted on the Nasdaq National Market for the five trading days immediately preceding the closing date of the acquisition. Each outstanding share of Integrity common stock was converted into a right to receive that fraction of a share of the Company's common stock obtained by dividing $6.3254 by the average of the closing prices of the Company's common stock as quoted on the Nasdaq National Market for the five trading days immediately preceding the closing date of the acquisition. Each outstanding warrant to purchase shares of Integrity preferred stock and each outstanding option to purchase Integrity common stock was assumed by the Company after giving effect to the applicable exchange ratio. During the first quarter of 1997, the Company recorded a one-time pre-tax charge to operations of $44.7 million associated with this acquisition which is included in-process research and development and merger related costs.

(4)  RECENT PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128").
                                           ------------------
SFAS No. 128 requires the presentation of both basic earnings per share and diluted earnings per share for companies with potentially dilutive securities such as outstanding options and convertible debt. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997 and will require restatement of all comparative per share amounts. The basic loss per share will be no different from the primary loss per share as presented in the accompanying consolidated statements of operations as neither consider outstanding options nor convertible debt. Basic earnings per share, which does not consider potentially dilutive securities, will be greater than primary earnings per share. In addition, diluted earnings per share will not differ materially from fully diluted earnings per share.

(5)  SUBSEQUENT EVENT

     On April 7, 1997, the Company announced that it had entered into a definitive agreement ("the Merger Agreement") to be acquired by Rational Software Corporation ("Rational"). Under the terms of the Merger Agreement all of the outstanding shares of Pure Atria common stock will be exchanged for shares of Rational on the basis of 0.90 shares of Rational stock for each share of Pure Atria stock. Outstanding stock options to purchase Pure Atria stock will be converted at the exchange ratio into Rational stock options. The transaction is expected to be accounted for as a pooling of interests and to qualify as a tax-free reorganization. It is anticipated that Rational will recognize a one-time charge related to certain merger costs and related expenses in the quarter ended September 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

 Revenues
 --------

     Pure Atria's revenues are derived from license fees for its software products, from software maintenance fees and from other sources. Product revenues are derived from product licensing fees. Maintenance and other revenues are derived from software maintenance, training and consulting fees and from royalties for technology licenses. Fees for maintenance, training and consulting are generally billed separately from licenses for Pure Atria's products. Pure Atria recognizes revenue in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position No. 91-1, Software Revenue Recognition. Product revenues from software licenses are recognized upon shipment to an end-user if collection is probable and remaining vendor obligations are insignificant. Product returns and sales allowances are estimated and provided for at the time of sale. Maintenance revenues from ongoing customer support and product upgrades are recognized ratably over the term of the related maintenance agreement. Payments for maintenance fees are generally received in advance and are nonrefundable. Revenues for training and consulting are recognized when the services are performed. Revenues from royalties for technology licenses are recognized when earned and when collection is probable. Pure Atria distributes its products primarily through its direct sales force and continues to expand its international operations, particularly in Europe and Asia Pacific.

     Total revenues were $30.0 million and $28.6 million for the three months ended March 31, 1997 and March 31, 1996, respectively, representing an increase of 5% over the prior year's comparable period. Total revenues increased primarily due to increased maintenance, training and consulting fees resulting from a larger installed base offset by lower than expected product revenues.

     The rate of growth in the Company's revenues slowed in the first quarter, principally as a result of a longer than expected sales cycle for the ClearCase(R) product line encountered by former Pure Software and newly-hired field sales representatives. The Company believes that this, and other factors, could continue to impact the rate of growth in revenue for future quarters, resulting in lower rates of growth than the Company has experienced historically. The Company has been experiencing an increasing number of orders occurring later in the quarter, making fluctuations in revenues more difficult to predict.

     Product Revenues. Revenues from product licenses were $18.3 million and
     ----------------
$20.2 million for the three months ended March 31, 1997 and March 31, 1996, respectively, representing a decrease of 9% over the prior year's comparable period. For the three months ended March 31, 1997 and March 31, 1996, product revenues as a percentage of total revenues were 61% and 70%, respectively. The principal reason for the decrease in product revenues was a longer than anticipated sales cycle for the Company's ClearCase(R) product line encountered by former Pure Software and newly hired field sales representatives, which affected all of the Company's major territories in North America, Europe and Asia Pacific.

     Maintenance and Other Revenues.  Maintenance and other revenues were $11.8
     ------------------------------
million and $8.5 million for the three months ended March 31, 1997 and March 31, 1996, respectively, representing an increase of 39% over the prior year's comparable period. For the three months ended March 31, 1997 and March 31, 1996, maintenance and other revenues as a percentage of total revenues were 39% and 30%, respectively. The growth in maintenance and other revenues was primarily attributable to a larger installed base requiring incrementally more maintenance, training and consulting support.

     International Revenues.   International revenues accounted for
     ----------------------
approximately 31% and 28% of total revenues for the three months ended March 31, 1997 and March 31, 1996, respectively. The increases in international revenues as a percentage of total revenues were primarily due to the increase in the number of direct international sales and marketing personnel and the expansion of operations in the international market. Substantially all of the company's international sales were generated by its operations in Europe, Japan and Australia, with a majority of international sales from Europe.

     A majority of Pure Atria's international sales are denominated in foreign currencies and accordingly, Pure Atria is subject to foreign currency exchange risk. Pure Atria has not engaged in foreign currency hedging activities, but is
considering a hedging strategy for the future.   However, there can be no
assurance that currency fluctuations will not have a materially adverse affect on the company's operating results even if the company adopts a hedging strategy, including, without limitation, reductions in the company's reported revenues (which are denominated in dollars) in the event of a decrease in the value of currencies in key international markets.

  Cost of Revenues
  ----------------

     Cost of Product Revenues. Cost of product revenues, consisting primarily of
     ------------------------
the cost of product packaging and documentation that is shipped to customers, was $0.8 million and $0.6 million for the three months ended March 31, 1997 and March 31, 1996, respectively, representing 5% and 3% of the related product revenues for each respective three month period. Cost of product revenues in absolute dollars increased 50% from the three months ended March 31, 1996 to the three months ended March 31, 1997. The increase in dollar amount and percentage of related product revenues was primarily due to the increased cost of production of more complex software products.

     Cost of Maintenance and Other Revenues.   Cost of maintenance and other
     --------------------------------------
revenues, consisting primarily of costs incurred in providing telephone support, product upgrades, and training and consulting to customers was $4.0 million and $2.3 million for the three months ended March 31, 1997 and March 31, 1996, respectively, representing 34% and 27% of the related maintenance and other revenues for each respective three month period. Cost of maintenance and other revenues increased 76% from the three months ended March 31, 1996 to the three months ended March 31, 1997. The increase in dollar amount was primarily due to the increase in the number of customer support, training and consulting personnel and related overhead costs necessary to support a larger installed product base and expanded product line. Cost of maintenance and other revenues increased as a percentage of the related maintenance and other revenues primarily as a result of and a slower rate of growth in maintenance and other revenues combined with the relatively fixed nature of the costs included in cost of maintenance and other revenues.

    Operating Expenses
    ------------------

     Sales and Marketing.   Sales and marketing expenses, consisting primarily
     -------------------
of salaries, commissions, bonuses for sales and marketing personnel and promotional expenses were $13.7 million and $13.2 million, or 46% as a percentage of total revenues for both the three months ended March 31, 1997 and March 31, 1996. The dollar increase in sales and marketing expenses is primarily attributable to increased marketing activities, including trade shows, seminars and promotional expenses as well as an increase in Pure Atria's sales force and related travel expenses

     Research and Development.   Research and development expenses, consisting
     ------------------------
primarily of salaries, benefits and related costs, were $6.4 million and $5.2 million, or 21% and 18% as a percentage of total revenues, for the three months ended March 31, 1997 and March 31, 1996, respectively. This represents an increase of 24% from the three months ended March 31, 1996 to the three months ended March 31, 1997. The dollar increase in research and development expense was primarily due to increased staffing and associated support for software engineers required to expand and enhance Pure Atria's product line as well as the support of existing products. Research and development expenses increased as a percentage of total revenues primarily as a result of a slower rate of growth in revenues combined with the relatively fixed nature of the costs included in research and development expenses.

     General and Administrative.   General and administrative expenses,
     --------------------------
consisting primarily of the corporate, finance, legal and administrative expenses of the Company, were $2.8 million and $2.3 million, or 9% and 8% as a percentage of total revenues, for the three months ended March 31, 1997 and March 31, 1996, respectively. The dollar increase in general and administrative expenses was primarily due to increased staffing and associated expenses necessary to build an infrastructure to support the Company's growth. General and administrative expenses increased as a percentage of total revenues primarily as a result of a slower rate of growth in revenues combined with the relatively fixed nature of the costs included in general and administrative expenses.

     In-Process Research and Development and Merger Related Costs.  On January
     ------------------------------------------------------------
31, 1997, the Company completed the acquisition of Integrity QA Software, Inc. ("Integrity"), a provider of quality assurance software tools in a transaction valued at approximately $44.7 million. The consideration was made up of approximately $40.9 million in cash and stock and $2.8 million of transaction costs. In addition, the Company incurred certain nonrecurring transition costs of $1.0 million. During the quarter ended March 31, 1997, the Company recorded a one-time pre-tax charge of $45.2 million to reflect the amount allocated to in-process research and development and transition costs related to the Integrity acquisition and $0.5 million related to the separate acquisition of certain technology.

  Other Income
  ------------

   Other income consists of the net effect of interest income, interest expense and miscellaneous income and expense items. Other income was $0.9 million and $0.8 million for the three months ended March 31, 1997 and March 31, 1996, respectively. The increase in other income for each period primarily resulted from interest income generated from higher average cash balances due to the receipt of proceeds from initial public offerings and cash generated from operations.

  Income Taxes
  ------------

     Pure Atria incurred income tax expense of $1.1 million and $2.0 million for the three months ended March 31, 1997 and March 31, 1996, respectively. The actual tax rates differ from the statutory rate primarily due to state income taxes, tax exempt interest, research credits, and certain nonrecurring charges incurred in connection with the Integrity acquisition in 1997 that was not fully deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, Pure Atria has financed its operations primarily through the sale of stock and cash generated from operations. In August 1995, Pure completed its initial public offering and received net proceeds of approximately $30.4 million. Additionally, Atria completed its initial public offering (collectively, with Pure's initial public offering, the "IPOs") in May 1994 and received proceeds of approximately $21.4 million. Pure Atria expects to use the remaining proceeds from these offerings for general corporate purposes, including working capital. A portion of these proceeds may also be used for the acquisition of businesses, products and technologies that are complementary to those of Pure Atria. Pending such uses, these proceeds are invested in short term investments as discussed below. Prior to these IPOs, Pure Atria was funded by cash provided by operations.

     Cash and cash equivalents totaled $16.9 million at March 31, 1997 compared to $17.4 million at December 31, 1996. The decrease in cash and cash equivalents was primarily due to increased investment of the Company's excess funds in both taxable and tax-exempt short-term investments, capital additions related to the expansion of operations, cash payment of merger and integration costs and cash distributed pursuant to the acquisition of Integrity, partially offset by cash proceeds from the issuance of common stock. As of March 31, 1997 and December 31,1996, Pure Atria had short-term investments of $63.6 million, and $80.0 million, respectively, with a maturity date of greater than three months from the date of purchase. The decrease in short-term investments is primarily due to the funding of capital additions related to the expansion of operations and new corporate headquarters in Cupertino, California, cash payment of merger and integration costs and cash distributed pursuant to the acquisition of Integrity.

     Net cash provided by operations for the three months ended March 31, 1997 of $1.9 million consisted principally of a net loss, adjusted for depreciation and amortization, non-recurring charges and a decrease in accounts receivable, offset by payment of merger and integration costs and other accrued expenses. The increase in accounts receivable compared to March 31, 1996 reflects an increase in Days Sales Outstanding ("DSO"), as well as increased revenue levels compared to the three months ended March 31, 1996. Pure Atria expects that DSO will increase as international revenues increase as Pure Atria expands into new markets, a greater percentage of orders are received later in the quarter and the Company's customer base expands. Net cash provided by operations for the three months ended March 31, 1996 of $7.8 million consisted principally of net income, adjusted for depreciation and amortization and deferred revenue, partially offset by growth in accounts receivable and the payment of merger and integration expenses.

     In the three months ended March 31, 1997, Pure Atria used cash of $5.6 million for the purchase of property and equipment. The purchases of property and equipment were primarily for computer hardware and software to support Pure Atria's growing employee base and improvements related to the Company's new corporate headquarters. In the three months ended March 31, 1996, Pure Atria used cash of $3.0 million for the purchase of property and equipment. Pure Atria expects that the rate of purchases of property and equipment will remain constant or increase as the Company's employee base increases.

     In the three months ended March 31, 1997, net cash of $3.3 million was provided by financing activities, primarily from the issuance of common stock through both the exercise of stock options and the employee stock purchase plan. Net cash provided by financing activities in the three months ended March 31, 1996 was $1.6 million and consisted primarily of the sale of common stock from stock option exercises and employee stock purchase plans.

     As of March 31, 1997, Pure Atria had working capital of $59.0 million, compared to $75.7 million at December 31, 1996. Pure Atria does not have a bank line of credit. Pure Atria believes that its current cash balances, short-term investments, and anticipated cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.

     On April 7, 1997, Pure Atria announced that it had entered into a definitive agreement (the "Merger Agreement") to be acquired by Rational Software Corporation ("Rational"). Under the terms of the Merger

Agreement all of the outstanding shares of Pure Atria common stock will be exchanged for shares of Rational on the basis of 0.90 shares of Rational stock for each share of Pure Atria stock. Outstanding stock options to purchase Pure Atria stock will be converted at the exchange ratio into Rational stock options. The transaction is expected to be accounted for as a pooling of interests and to qualify as a tax-free reorganization. It is anticipated that Rational will recognize a one-time charge related to certain merger costs and related expenses in the quarter ended September 30, 1997.


FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements that are based on management's current beliefs, assumptions, expectations, estimates and projections. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Pure Atria undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     The following discussion highlights some of these risks and other factors that may affect future results.

     Although demand for Pure Atria's products has grown in recent years, the market for software tools is still emerging and any future growth depends upon continued market acceptance of these tools. Broad market acceptance of Pure Atria's products, including acceptance in markets characterized by greater usage of the Windows and Windows NT operating systems ("Windows Operating Systems"), is critical to Pure Atria's future success. Pure Atria believes that factors affecting the ability of Pure Atria's products to achieve broad market acceptance include: product performance, price, ease of adoption and the ability to displace existing approaches. The application development software industry is extremely competitive and is subject to rapid technological change, frequent new product introductions and evolving domestic and international industry standards, any or all of which may render existing products and services obsolete. To be successful in the future, Pure Atria must respond promptly and effectively to the challenges of technological change and its competitors' innovations by continually enhancing its current products and developing new products on a timely basis. In addition, Pure Atria expects that new product markets will need to be established for its future products, which will require significant sales and marketing resources. Pure Atria expects to confront new competitors as it introduces new products and expands into new markets. Certain current and potential competitors of Pure Atria are more established, benefit from greater market recognition and have substantially greater financial, development and marketing resources than Pure Atria. Competitive pressures or other factors, including entry into new markets, may result in significant price erosion that could have a material adverse effect on Pure Atria's results of operations. If the market for software tools fails to grow, or grows more slowly than Pure Atria anticipates, or if Pure Atria is unable to establish product markets for its new products, Pure Atria's business, operating results and financial condition would be materially affected.

     Pure Atria believes that an increasing portion of its revenues will come from products designed for use on Windows Operating Systems. As a result, the company has begun to estimate the percentage of sales attributable to products adapted for use on Windows Operating Systems. However, Pure Atria does not require a separate license for the Windows Operating Systems version of its ClearCase(R) product or to use the Windows Operating Systems version of the Performix client component. Accordingly, these estimates are subject to substantial variance from actual results.

     Pure Atria believes that its success will depend in large part on the success of its Windows Operating Systems based products. Although Pure Atria has adapted certain of its products to the Windows Operating Systems, the company's products have historically been designed for use on certain UNIX operating systems. There can be no assurance that Pure Atria will be successful in marketing its products for the Windows

Operating Systems, or that its products adapted for use on the Windows Operating Systems will gain the necessary market acceptance.

     Pure Atria's quarterly operating results have in the past and may in the future fluctuate significantly depending on factors such as demand for Pure Atria's products, the size and timing of orders, the number, timing and significance of new product announcements by Pure Atria and its competitors, the ability of Pure Atria to develop, introduce and market new and enhanced versions of Pure Atria's products on a timely basis, the level of product and price competition, changes in operating expenses, changes in average selling prices and product mix, changes in Pure Atria's sales incentive strategy, sales personnel changes, the mix of direct and indirect sales, product returns and general economic factors, among others. Pure Atria's products are typically shipped shortly after orders are received, and consequently, order backlog at the beginning of a quarter (if any) typically represents only a small portion of that quarter's expected revenues. Pure Atria has routinely received and may continue to routinely receive a substantial portion of its orders in the last month of a quarter, with these orders frequently concentrated in the last weeks or days of a quarter. Because product revenues in any quarter are substantially dependent upon orders booked and shipped during that quarter, revenues for any future quarter are not predictable with any significant degree of accuracy. Product revenues are also difficult to forecast because the markets for the company's products are rapidly evolving and Pure Atria's sales cycle, from initial evaluation to multiple license purchases and the provision of support services, may vary substantially from customer to customer and among the various products that make up the Company's product line. Because Pure Atria's operating expenses are based on anticipated revenue levels and a high percentage of expenses are relatively fixed in the short term, variations in the timing of revenue recognition can cause significant fluctuations in operating results from quarter to quarter and may result in unanticipated reductions or losses in quarterly earnings. In such an event the price of Pure Atria Common Stock would likely be materially adversely affected.

     Under the terms of the Merger Agreement, a number of conditions and requirements must be satisfied before the acquisition of Pure Atria by Rational may be consummated. There can be no assurance that the proposed merger and related transactions announced by Rational and Pure Atria (the "Merger") will be successfully consummated, or that the benefits of the merger anticipated by the two companies will be realized. Furthermore, there can be no assurance that the present and potential customers of Pure Atria will continue their current buying patterns without regard to the proposed Merger. Any significant delay or reduction in orders could have an adverse effect on the near-term business and results of operations of the combined companies.

     Additional risks and uncertainties that may affect actual results are set forth in the section entitled "Certain Additional Risks" in the Company's Form 10-K for the year ended December 31, 1996, as well as in other SEC Reports filed by Pure Atria.

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           a)     Exhibits.

           10.24 Agreement and Plan of Reorganization dated as of April 7, 1997 by and among Pure Atria Corporation, Rational Software Corporation and Wings Merger Corporation (which is incorporated by reference to Registrant's Current Report on Form 8-K filed April 7, 1997).

           11.1   Statement Regarding Computation of Net Income (Loss) Per
                  Share.

           27.1   Financial Statement Data Schedule

           b)     Reports on Form 8-K.

                  April 7, 1997 - Item 5 - Other events - Reporting that Pure Atria Corporation had entered into an Agreement and Plan of Reorganization with Rational Software Corporation, and Wings Merger Corporation (a wholly owned subsidiary of Rational Software Corporation).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     May 12, 1997                  PURE ATRIA CORPORATION



                                        By: /s/ Chuck Bay
                                            -------------
                                        Chuck Bay
                                        Vice President, Finance, Chief Financial
                                        Officer, General Counsel and Secretary
                                        (Duly Authorized Officer and Principal
                                        Financial Officer)

                               INDEX TO EXHIBITS

Exhibit
  No.
-------

10.24 Agreement and Plan of Reorganization dated as of April 7, 1997 by and among Pure Atria Corporation, Rational Software Corporation and Wings Merger Corporation (which is incorporated by reference to Registrant's Current Report on Form 8-K filed April 7, 1997).

11.1   Statement Regarding Computation of Net Income (Loss) Per Share.

27.1   Financial Statement Data Schedule